Form 10-Q
period 1995-06-30
BT FINANCIAL CORP
filed 1995-08-14
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                          Washington, D.C.  20549

            [ X ]   Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended:  June 30, 1995

                                    or

            [   ]   Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________to _______________

                           Commission file no.:   0-12377


                         BT FINANCIAL CORPORATION
           _____________________________________________________
          (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                  25-1441348
     ________________________ ______________________________________
     (State of Incorporation) (I.R.S. Employer Identification Number)

             551 Main Street, Johnstown, Pennsylvania  15901
          ____________________________________________________
          (Address of Principal Executive Offices)  (Zip Code)


                           (814) 532-3801
                         _________________
           (Registrant's Telephone Number, including area code)



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes___X___         No_______


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       3,826,581 shares common stock
                             ($5.00 par value)
                           as of August 9, 1995

                  BT FINANCIAL CORPORATION AND AFFILIATES


                                 FORM 10-Q

                               June 30, 1995



Part I.  Financial Information

     Item 1

          Consolidated Balance Sheet - June 30, 1995
          and December 31, 1994

          Consolidated Statement of Income
          Three and Six Months Ended June 30, 1995 and 1994

          Consolidated Statement of Cash Flows
          Six Months Ended June 30, 1995 and 1994

Notes to Consolidated Financial Statements

     Item 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations

 Part II.  Other Information

     Item 4

          Submission of Matters to a Vote of Security Holders

     Item 6

          Exhibits and Reports


Signatures
                                  ITEM 1
                           FINANCIAL STATEMENTS
                  BT FINANCIAL CORPORATION AND AFFILIATES
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                                   (In thousands, except share data)
                                     June 30, 1995        December 31, 1994
ASSETS
Cash and cash equivalents               $   45,175               $   47,679
                                         ----------------------------------
Money market investments:
  Interest-bearing deposits with banks       4,682                    5,323
  Federal funds sold                         1,500                    2,000
                                         ----------------------------------
       Total money market investments        6,182                    7,323
                                         ----------------------------------
Securities available-for-sale              217,691                  248,281
Securities held-to-maturity (market value
  of $42,901 at June 30, 1995 and
    $22,242 at December 31, 1994)           42,170                   22,911
                                         ----------------------------------
       Total securities                    259,861                  271,192
                                         ----------------------------------
Loans                                      796,562                  783,565
  Less: Unearned interest                   45,133                   40,908
           Reserve for loan losses           7,090                    7,227
        Net loans                          744,339                  735,430

Premises and equipment                      24,597                   23,649
Accrued interest receivable                  7,203                    7,739
Other assets                                13,254                   14,563
                                         ----------------------------------
       Total assets                     $1,100,611               $1,107,575
                                         ==================================
LIABILITIES
Deposits:
  Non-interest-bearing                  $  119,817                $ 123,078
  Interest-bearing                         842,927                  825,155
                                         ----------------------------------
       Total deposits                      962,744                  948,233
Federal funds purchased and securities
  sold under agreements to repurchase       23,151                   53,401
Short-term borrowings                        5,497                    4,571
Accrued interest payable                     3,832                    2,754
Other liabilities                              839                    1,387
Capital notes                                8,160                    9,920
                                         ----------------------------------
       Total liabilities                 1,004,223                1,020,266
                                         ----------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Authorized shares:       2,000,000             -                    -
Common stock,
  Par value:                   $5.00
  Authorized shares:      10,000,000
  Shares issued:           3,826,581         19,133                  19,133
Surplus                                      33,320                  33,320
Retained earnings                            44,578                  41,430
Net unrealized holding gains (losses) on
  securities available-for-sale                (643)                 (6,574)
                                         -----------------------------------
       Total shareholders' equity            96,388                  87,309
                                         -----------------------------------
Total liabilities and shareholders'      $1,100,611              $1,107,575
equity                                   ==================================

The accompanying notes are an integral part of the consolidated financial statements.

                 BT FINANCIAL CORPORATION AND AFFILIATES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

            (In thousands, except shares and per share data)
                                   Three-months-ended        Six-months-ended
                                       June 30                    June 30
                                 1995            1994        1995        1994

INTEREST INCOME
Loans, including fees          $ 16,116        $13,549      $31,654    27,132
Investment securities:
  Taxable                         4,004          3,836        8,017     7,556
  Tax-exempt                         37             41           74        85
Deposits with banks                 109            196          220       461
Federal funds sold                   63            104           94       290
                             ------------------------------------------------
   Total interest income         20,329         17,726       40,059    35,524
                             ------------------------------------------------

INTEREST EXPENSE
Deposits                          7,987          5,834       15,402    11,797

Federal funds purchased and
  securities sole under agree-
  ments to repurchase              220              73          744       126
Short-term borrowings               41              31           92        65
Term debt                          164             136          359       286
                             ------------------------------------------------
    Total interest expense       8,412           6,074       16,597    12,274
                             ------------------------------------------------

NET INTEREST INCOME             11,917          11,652       23,462    23,250
Provision for loan losses          300             130          469       326
                             ------------------------------------------------
Net interest income after
  provision for loan losses     11,617          11,522       22,993    22,924
                             ------------------------------------------------
OTHER INCOME
Trust income                       492             458          974       926
Fees for other services          1,194           1,161        2,302       257
Security gains                      69              22           83       203
Other income                       109              89          207       213
                             ------------------------------------------------
  Total other income             1,864           1,730        3,566     3,599
                             ------------------------------------------------

OTHER EXPENSES
Salaries and wages               4,120           3,902        8,202     7,748

Pension and other employee
  benefits                         740             869        1,307     1,779
Net occupancy expense              846             828        1,775     1,737
Equipment expense                  669             618        1,330     1,254
F.D.I.C. insurance                 534             489        1,067       979
Amortization of intangible
  assets                           283             337          566       674
Other operating expense          2,152           2,328        4,378     4,600
                               ------------------------------------------------
    Total other expenses         9,344           9,371       18,625    18,771
                               ------------------------------------------------


INCOME BEFORE INCOME TAXES       4,137           3,881        7,934     7,752
Provision for income taxes       1,337           1,222        2,490     2,503
                               -----------------------------------------------
  NET INCOME                  $  2,800         $ 2,659       $5,444    $5,249
                              ===============================================

Net Income per share               .73             .69          1.42      1.37
Dividends paid per share           .30             .27           .60       .53
Weighted average shares
 outstanding                 3,826,581       3,826,581     3,826,58  3,826,581

   Note: Share and per share data have been restated to reflect the 5% stock dividend distributed on October 14, 1994.

The accompanying notes are an integral part of the consolidated financial statements.
                  BT Financial Corporation and Affiliates
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                              (In thousands)

                                                           Six months ended
                                                                June 30
                                                            1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 5,444        $ 5,249
Adjustments to reconcile net income to net cash provided
  by operating activities
  Provision for loan losses                                469            326
  Provision for depreciation and amortization            1,330          1,206
  Amortization of intangible assets                        566            660
  Amortization of premium, net of accretion of discount
       on loans and securities                             427            574
  Deferred income taxes                                   (304)          (153)
  Realized securities gains                                (83)          (203)
  Decrease (Increase) in interest receivable                536          (174)
  Increase in interest payable                            1,078           526
  Increase (decrease) in other assets and liabilities,
    net                                                  (2,707)           11
                                                    -------------------------
       Net cash provided by operating activities          6,756         8,022
                                                    -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                        12,165         8,040
Repayments and maturities of securities                  36,967        25,836
Purchases of securities                                 (29,032)      (80,076)
Net decrease in money market investments                  1,141        67,559
Proceeds from sales of loans                              1,888         2,810
Net increase in loans                                   (11,242)       (3,787)
Purchases of premises and equipment and other            (2,278)       (1,334)
                                                    -------------------------
  Net cash provided by investing activities               9,609        19,048
                                                    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                      14,511       (13,549)
Net decrease in Federal Funds purchased and
  securities sold under agreements to repurchase        (30,250)         (214)
Net increase (decrease) in short-term borrowing             926          (357)
Cash dividends paid                                      (2,296)       (2,041)
Payment on capital notes                                 (1,760)       (1,760)
                                                    -------------------------
  Net cash used in
             financing activities                       (18,869)      (17,921)
                                                    -------------------------
Increase (Decrease) in cash and cash equivalents         (2,504)        9,149
Cash and cash equivalents at beginning of the year       47,679        42,210
                                                    -------------------------
Cash and cash equivalents at end of period              $45,175       $51,359
                                                    =========================
Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest on deposits and other borrowings          $15,519       $11,748
     Federal income taxes                                 2,350         2,935

The accompanying notes are an integral part of the consolidated financial statements.



                  BT FINANCIAL CORPORATION AND AFFILIATES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been elimina-ted in consolidation. Certain amounts have been reclassified for com-parative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company) and Bedford Associates, Inc. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the esti-mated effective tax rates for the full fiscal year. The estimated effective tax rates differ from the statutory tax rate principally due to tax-exempt interest income.

3. On August 24, 1994, the Board of Directors declared a 5% stock dividend, payable October 14, 1994, to shareholders of record September 16, 1994. BT transferred $5,102,104, representing 182,218 common shares at a market value of $28.00 from retained earnings to surplus on the decla-ration date. On October 14, 1994, $911,090 was transferred from surplus to common stock, representing the $5.00 par value of the common shares issued.

4. In May 1993 the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities". Management adopted State-ment 115 at December 31, 1993 and classified the entire security portfolio as available for sale in order to effectively manage interest rate risk. Securities available-for-sale are carried at fair value with net unrealized holding gains or losses included in shareholders' equity. Beginning in the second quarter of 1994 BT began to classify certain securities as held-to-maturity. Securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold those securities to maturity. Securities held-to-maturity are carried at amortized cost.

5. Allowance for credit losses -- The Corporation adopted FAS 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FAS 114 did not result in an additional provision for credit losses as determined at January 1, 1995.

       The adequacy of the allowance for credit losses is periodically evalu-ated by the Corporation in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the esti-mated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.

       At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totalled $1.4 million, with a corresponding valuation allowance of $285,000. The Corporation does not have any impaired loans for which there is not a related valu-ation allowance.

       For the quarter ended June 30, 1995, the average recorded investment in impaired loans did not differ materially from the amount outstanding at June 30, 1995. Activity in the allowance for loan losses related to impaired loans was immaterial during the quarter ended June 30, 1995.

       Income recognition on impaired and nonaccrual loans -- Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process
       of collection.   Loans that are on a current payment status or past due
       less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

       A loan remains on nonaccrual status until it becomes current as to principal and interest or it is determined to be uncollectible and is charged off against the reserve for loan losses.

       While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal out-standing. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

       At January 1, 1995, the Corporation did not have any loans meeting the in-substance foreclosure criteria classified as other real estate owned.

6. On August 3, 1995, BT announced that it had reached an agreement in principal with Huntington Bancshares West Virginia, Inc., a wholly owned subsidiary of Huntington Bancshares Incorporated, to acquire Huntington's wholly owned Pennsylvania bank subsidiary, Huntington National Bank of Pennsylvania, for cash. The agreement is subject to negotiation of a definitive acquisition agreement, completion of due diligence, and regulatory approvals and other conditions.

       According to the agreement, Huntington National Bank of Pennsylvania, which is headquartered in Uniontown, Pennsylvania, will be merged into Fayette Bank, a Uniontown-based affiliate of BT. The merger is expected to be completed by December 31, 1995.

       At June 30, 1995, Huntington National Bank of Pennsylvania had approximately $108 million in assets. Post-merger, BT's assets will be approximately $1.2 billion.


                                   ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1994 and June 30, 1995, and the material changes in results of operations comparing the three and six month periods ending June 30, 1995 with the respective results for the comparable periods of 1994. The following should be read in conjunction with the corporation's annual report on Form 10-K for the year ended December 31, 1994.


FINANCIAL REVIEW
----------------
Changes in Financial Position


Total loans outstanding, net of unearned interest, increased $8.8 million at June 30, 1995, compared to year-end 1994, and $52.3 million compared to June 30, 1994. Loans generally provide higher yields than securities; therefore, BT Financial Corporation (BT) continues to focus its efforts on generating quality loan growth. The strongest growth was in commercial loans during the first half of 1995 and in consumer loans when compared to June 30, 1994. BT has achieved this growth while maintaining a high level of asset quality.
The level of non-performing loans (which includes nonaccrual and restructured loans) was $3.4 million at June 30, 1995, and $4.0 million at December 31, 1994, compared to $4.7 million at June 30, 1994. Non-performing loans as a percent of outstanding loans, net of unearned interest, were 0.46%, 0.54%, and 0.67% for the same periods, respectively. Total non-performing assets increased slightly at June 30, 1995, compared to year-end 1994, but decreased $837,000 compared to June 30, 1994. The increase is due to a commercial real estate loan that was placed in other real estate owned during the second quarter of 1995. The loan is well collateralized and no significant loss is anticipated.


The following table provides information with respect to BT's past-due loans and the components of its non-performing assets for the periods indicated.

                           June 30          December 31            June 30
(In thousands)               1995              1994                  1994
                           -----------------------------------------------
Loans 90 days or more
  past-due                  $  592              $  652              $  640
                           ===============================================

Restructured loans          $  662              $  675              $  688
Nonaccrual loans             2,784               3,313               4,008
                           -----------------------------------------------
  Total non-performing
  loans                      3,446               3,988               4,696
Other real estate owned        711                  90                 298
                           -----------------------------------------------
  Total non-performing
  assets                    $4,157              $4,078              $4,994
                           ===============================================

The reserve for loan losses was $7.1 million at June 30, 1995, compared to $7.2 million at December 31, 1994, and June 30, 1994. The reserve was 2.06 times the amount of non-performing loans at June 30, 1995, compared to 1.81 and 1.53 times at December 31, 1994, and June 30, 1994, respectively. As a percent of total outstanding loans, net of unearned interest, the reserve for loan losses was 0.94% at June 30, 1995, 0.97% at December 31, 1994, and 1.03% at June 30, 1994.

Securities, which consist primarily of U.S. Treasury and other U.S. Government agencies, decreased $11.3 million compared to December 31, 1994 and $6.5 million compared to June 30, 1994. These decreases are due primarily to the maturing and sales of various securities and the use of these funds to support the recent growth in total loans outstanding. Money market investments were relatively flat compared to year-end 1994 but decreased $6.3 million compared to June 30, 1994.

Total deposits at June 30, 1995 increased $14.5 million and $19.3 million compared to December 31, 1994 and June 30, 1994, respectively. The increase in deposits was primarily in certificates of deposit. The increase in certificates of deposit resulted from new deposits as well as some transfer of funds from demand deposits and savings accounts. The increase in deposits enabled BT to reduce the amount of its borrowed funds, as Federal funds purchased and securities sold under agreements to repurchase decreased $30.3 million at June 30, 1995, compared to year-end 1994.

Results of Operations

A five percent stock dividend was distributed October 14, 1994, to shareholders of record September 16, 1994. All per share data in the following discussion has been restated to reflect the stock dividend. Net income was $2.8 million, or $0.73 per share, for the second quarter of 1995, an increase of $141,000, or $0.04 per share over the second quarter of 1994. Net income for the six-months-ended June 30, 1995 was $5.4 million or $1.42 per share, an increase of $195,000, or $0.05 per share, from the same period of 1994.

The annualized return on average assets for the first quarters of 1995 and 1994 was 1.02% and 1.00%, respectively. The annualized return on average shareholders' equity was 11.91% for the second quarter of 1995 and 12.10% for the second quarter of 1994. For the six-months-ended June 30, the return on average assets was 0.99% in 1995 and 1994. The return on average shareholders' equity for the six-months-ended June 30 was 11.85 and 11.74 in 1995 and 1994, respectively.

Fully taxable equivalent net interest income increased $281,000 and $238,000 for the quarter and the six-months-ended June 30, 1995. The increases are due to higher levels of average earning assets, which increased $44.5 million and $43.1 million for the quarter and six-months-ended June 30, 1995. These increases were offset by a decline in the net interest margin. The margin decreased 16 basis points to 4.69% in the first half of 1995, compared to 4.85% for the same period last year. The second quarter net interest margin of 4.73% was down 11 basis points compared to the second quarter of 1994, but was an improvement of 8 basis points over the margin of 4.65% for the first quarter of 1995. Recent declines in market rates and the rates paid by competitors is currently contributing to an improving margin. Both assets and liabilities are currently repricing at higher rates, with that repricing being more favorable to BT than in recent months.

The provision for loan losses increased $170,000 in the second quarter and $143,000 for the six-months-ended June 30, 1995 as a result of management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were $349,000 in the second quarter of 1995 and $607,000 in the six-months-ended June 30, 1995, compared to $217,000 and $325,000 for the same periods in 1994.

Total other income decreased $33,000 in the first half of 1995, compared to the first half of 1994 due to a decrease in security gains of $120,000. Trust income increased $48,000 for 1995, primarily due to a greater volume of assets under management. Fees for other services increased slightly and other income decreased slightly compared to prior year totals. Total other income increased $134,000 in the quarter ended June 30, 1995, compared to the same period in 1994. Trust income and service fees increased primarily due to greater volumes, while security gains increased primarily due to the sale of various securities during the second quarter of 1995.

Total other expenses decreased $146,000 in the first half of 1995, compared to the same period last year. Salaries and wages increased $218,000 for the second quarter and $454,000 for the six-months ended June 30, 1995, due to periodic merit increases. Employee benefit costs decreased $129,000 and $472,000, for the same periods, due to reduced hospitalization premiums and the reduction of self-funded reserves due to a change in BT's health care insurance provider. Occupancy expense increased $18,000 and $38,000 and equipment expense increased $51,000 and $76,000, for the quarter and six-months-ended June 30, primarily due to greater depreciation expense. F.D.I.C. insurance expense increased $45,000 for the quarter, and $88,000 year to date, due to an increase in deposits over the same periods in 1994. Amortization of intangible assets decreased $54,000 for the quarter, and $108,000 year to date, due to the completed amortization of certain intangible assets in the third quarter of 1994. Other operating expenses decreased $176,000 and $222,000 for the quarter and six-months-ended June 30, 1995, primarily due to one time acquisition related costs that occurred during the first quarter of 1994 and to continued expense control. Management continuously strives to control operating expenses while providing the affiliates the support they need to offer quality products and services to our customers. Various opera-tions and service departments have been centralized at the holding company level to improve the quality and efficiency of support services.

BT's effective tax rate was 32.3% and 31.4% for the second quarter and six-months-ended June 30, 1995, respectively, compared to 31.5% and 32.3% for the same periods in 1994.

                                  PART II
                             OTHER INFORMATION



                                  ITEM 4
            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  The Annual Meeting of BT Financial Corporation was held on Tuesday, May 9, 1995, in the Johnstown Bank and Trust Building, Johnstown, Pennsylvania. The following directors were elected:

                     VOTES              VOTES                TERM
  NAME                FOR             WITHHELD              EXPIRES
-----------------------------------------------------------------------
Bruno
DeGol           3,214,319.0517      108,232.3224              1999

Louis G.
Galliker        3,172,199.3807      150,351.9934              1999

Gerald W.
Swatsworth      3,216,846.9135      105,704.4606              1999

Rowland H.
Tibbott, Jr.    3,218,053.2308      104,498.1433              1999

Robert G.
Salathe, Jr.    3,242,958.3105       79,593.0636              1997




                                  ITEM 6
                     EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits - not applicable

(b) No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     BT FINANCIAL CORPORATION


          August 11, 1995             /s/ John H. Anderson
Date __________________________      ______________________________
                                     John H. Anderson, Chairman,
                                     President and CEO



          August 11, 1995             /s/ Mark L. Sollenberger
Date __________________________      _______________________________
                                     Mark L. Sollenberger, Executive
                                     Vice President and Treasurer
                                     (Principal Financial Officer)