Form 10-Q
period 1995-09-30
BT FINANCIAL CORP
filed 1995-11-13
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                          Washington, D.C.  20549

          [ X ]     Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended:  September 30, 1995

                                    or

          [   ]     Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

       For the transition period from ____________  to ____________

                     Commission file no.:     0-12377


                         BT FINANCIAL CORPORATION
           -----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                  25-1441348
     -----------------------------------------------------------------
     (State of Incorporation)  (I.R.S. Employer Identification Number)

             551 Main Street, Johnstown, Pennsylvania  15901
          ----------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)


                           (814) 532-3801
                    -----------------------------
                    Registrant's Telephone Number



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  (X)  No   ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       3,826,581 shares common stock
                             ($5.00 par value)
                          as of November 9, 1995











                  BT FINANCIAL CORPORATION AND AFFILIATES


                                 FORM 10-Q

                             September 30, 1995



Part I.   Financial Information                                  Page No.

          Item 1.

          Consolidated Balance Sheet - September 30, 1995
           and December 31, 1994

          Consolidated Statement of Income
           Three and Nine Months Ended September 30, 1995 and 1994

          Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements


          Item 2.

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Part II.  Other Information


          Item 5.

          Other Information


          Item 6.

          Exhibits and Reports


Signatures

                                  ITEM 1
                           FINANCIAL STATEMENTS
                  BT FINANCIAL CORPORATION AND AFFILIATES
                        CONSOLIDATED BALANCE SHEET

                                        (In thousands, except share data)
                                             September 30     December 31
                                                 1995             1994
                                             (Unaudited)
ASSETS
Cash and Cash equivalents                         $41,098       $47,679
                                             ------------------------------
Money market investments:
  Interest-bearing deposits with banks              1,628         5,323
  Federal funds sold                                    0         2,000

                                             ------------------------------
            Total money market investments          1,628         7,323
                                             ------------------------------

Securities available-for-sale                     208,928       248,281
  Securities held-to-maturity (market value
  of $43,584 at September 30, 1995 and
  $22,242 at December 31, 1994)                    43,151        22,911
                                              -----------------------------
            Total securities                      252,079       271,192
                                              -----------------------------
Loans:                                            825,220       783,565
Less:  Unearned interest                           48,808        40,908
       Reserve for loan losses                      7,508         7,227
                                              -----------------------------
             Net loans                            768,904       735,430
                                              -----------------------------
Premises and equipment                             24,766        23,649
Accrued interest receivable                         7,810         7,739
Other assets                                       14,115        14,563
                                              -----------------------------
            Total assets                       $1,110,400    $1,107,575
                                              =============================
LIABILITIES
Deposits:
  Non-interest-bearing                            123,979       123,078
  Interest-bearing                                831,841       825,155
                                              -----------------------------
            Total deposits                        955,820       948,233

Federal funds purchased and securities sold
  under agreements to repurchase                   36,814        53,401
Short-term borrowings                               5,360         4,571
Accrued interest payable                            5,149         2,754
Other liabilities                                   1,091         1,387
Long-term debt                                      7,480         9,920
                                              -----------------------------
       Total liabilities                       $1,011,714    $1,020,266
                                              -----------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Authorized shares:       2,000,000                 -               -

Common stock,
  Par value:                   $5.00
  Authorized shares:      10,000,000
  Shares issued:           3,826,581               19,133          19,133
Surplus                                            33,320          33,320
Retained earnings                                  46,474           1,430
Net unrealized holding gains (losses) on
  securities available-for-sale                      (241)         (6,574)
                                              -----------------------------
       Total shareholders' equity                  98,686          87,309
                                              -----------------------------
       Total liabilities and
       shareholders' equity                    $1,110,400      $1,107,575
                                              =============================

















































































                  BT FINANCIAL CORPORATION AND AFFILIATES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

             (In thousands, except shares and per share data)



                            Three months ended        Nine months ended
                                  Sept. 30                Sept. 30
                             1995           1994        1995      1994
                         ------------------------------------------------
INTEREST INCOME
Loans, including fees    $   16,589     $   14,092  $   48,243  $  41,224
Investment securities:
  Taxable                     4,019          4,086      12,036     11,642
  Tax-exempt                     35             40         110        125
Deposits with banks              29            128         249        589
Federal funds sold               31            172         125        462
                         ------------------------------------------------
  Total interest income      20,703         18,518      60,763     54,042
                         ------------------------------------------------

INTEREST EXPENSE
Deposits                      7,823          6,304      23,226     18,100
Federal funds purchased and
  securities sold under
  agreement to repurchase       291            145       1,035        271
Short-term borrowings            57             31         149         97
Term debt                       148            171         507        457
                         ------------------------------------------------
  Total interest expense      8,319          6,651      24,917     18,925
                         ------------------------------------------------

NET INTEREST INCOME          12,384         11,867      35,846     35,117
Provision for loan losses       690            231       1,159        557
                         -------------------------------------------------
  Net interest income after
  provision for loan losses  11,694         11,636      34,687     34,560
                         -------------------------------------------------

OTHER INCOME
Trust income                    491            453       1,466      1,379
Fees for other services       1,302          1,176       3,603      3,433
Net security gains (losses)     (35)           (10)         49        192
Other income                    138            106         344        320
                         ------------------------------------------------
  Total other income          1,896          1,725       5,462      5,324
                         ------------------------------------------------

OTHER EXPENSES
Salaries and wages            3,997          3,930      12,198     11,678
Pension and other employee
  benefits                      830            764       2,138      2,543
Net occupancy expense           839            830       2,614      2,567
Equipment expense               791            666       2,121      1,921
FDIC insurance                   86            529       1,154      1,507
Amortization of intangible
  assets                        283            319         849        993
Other operating expense       2,137          2,348       6,514      6,948
                         ------------------------------------------------
  Total other expenses        8,963          9,386      27,588     28,157
                         ------------------------------------------------

INCOME BEFORE INCOME TAXES    4,627          3,975      12,561     11,727
Provision for income taxes    1,583          1,120       4,073      3,623
                         ------------------------------------------------
  NET INCOME             $    3,044      $   2,855   $   8,488   $  8,104
                         ================================================

Net income per share            .80            .75        2.22       2.12
Dividends paid per share        .30            .27         .90        .80
Weighted average shares
  outstanding             3,826,581      3,826,581   3,826,581  3,826,581


Note: Share and per share data have been restated to reflect the 5% stock dividend distributed October 14, 1994.

The accompanying notes are an integral part of the consolidated financial statements.




                  BT Financial Corporation and Affiliates
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                                 Nine months ended
                                                   September 30
                                                    1995     1994
                                                 --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 8,488   $ 8,104
Adjustments to reconcile net income to net
 cash provided by operating activities
   Provision for loan losses                        1,159       557
   Provision for depreciation and amortization      2,031     1,823
   Amortization of intangible assets                  849       993
   Amortization of premium, net of accretion of
     discount on loans and securities                 571       882
   Deferred income taxes                              (26)     (417)
   Realized securities (gains) losses                 (49)     (192)
   Decrease (increase) in interest receivable         (71)     (405)
   Increase (decrease) in interest payable          2,395     2,221
   Increase in other assets and liabilities, net   (4,102)   (2,086)
                                                   -------------------
      Net cash provided by operating activities    11,245    11,480
                                                   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                  14,096     7,868
Repayments and maturities of securities            48,209    30,357
Purchases of securities                           (34,004)  (95,949)
Net decrease in money market investments            5,695    61,680
Proceeds from sales of loans                        4,526     5,103
Net increase in loans                             (39,105)  (25,758)
Purchases of premises and equipment and other      (3,148)   (2,305)
                                                  --------------------
      Net cash used in investing activities        (3,731)  (19,004)
                                                  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                 7,587       177
Net increase (decrease) in Federal Funds purchased
   and securities sold under agreements to
   repurchase                                     (16,587)   14,991
Net increase (decrease) in short-term borrowing       789      (857)
Cash dividends paid                                (3,444)   (3,061)
Payments on long-term debt                         (2,440)   (2,440)
                                                  --------------------
     Net cash provided by (used in) financing
     activities                                   (14,095)    8,810
                                                  --------------------
Increase (decrease) in cash and cash equivalents   (6,581)    1,286
Cash and cash equivalents at beginning of the year 47,679    42,210
                                                  --------------------
Cash and cash equivalents at end of period        $41,098   $43,496
                                                  ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest on deposits and other borrowings      $22,522   $16,704
   Federal income taxes                             5,895     6,377

The accompanying notes are an integral part of the consolidated financial statements.

                  BT FINANCIAL CORPORATION AND AFFILIATES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company) and Bedford Associates, Inc. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the esti-mated effective tax rates for the full fiscal year. The estimated effective tax rates differ from the statutory tax rate principally due to tax-exempt interest income.

3. On August 24, 1994, the Board of Directors declared a 5% stock dividend, payable October 14, 1994, to shareholders of record September 16, 1994. BT transferred $5,102,104, representing 182,218 common shares at a market value of $28.00 from retained earnings to surplus on the declaration date. On October 14, 1994, $911,090 was transferred from surplus to common stock, representing the $5.00 par value of the common shares issued.

4. In May 1993 the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities". Management adopted Statement 115 at December 31, 1993 and classified the entire security portfolio as available for sale in order to effectively manage interest rate risk. Securities available-for-sale are carried at fair value with net unrealized holding gains or losses included in shareholders' equity. Beginning in the second quarter of 1994 BT began to classify certain securities as held-to-maturity. Securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold those securities to maturity. Securities held-to-maturity are carried at amortized cost.

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

   The adequacy of the allowance for credit losses is periodically evaluated by the Corporation in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories.

   At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totalled $2.3 million, with a corresponding valuation allowance of $1.0 million. The Corporation does not have any impaired loans for which there is not a related valuation allowance.

   For the quarter ended September 30, 1995, the average recorded investment in impaired loans did not differ materially from the amount outstanding at September 30, 1995. The allowance for loan losses related to impaired loans increased $732,000 during the third quarter of 1995. The addition of an impaired commercial real estate loan and its associated valuation allowance was partially responsible for this increase. Also contributing to the increase was a determination that the appraised value of collateral associated with another impaired commercial real estate loan had declined in value.

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

   While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

   At January 1, 1995, the Corporation did not have any loans meeting the in-substance foreclosure criteria classified as other real estate owned.

6. On September 1, 1995, BT entered into an agreement with Huntington Bancshares West Virginia, Inc., a wholly owned subsidiary of Huntington Bancshares Incorporated, to acquire Huntington's wholly owned Pennsylvania bank subsidiary, Huntington National Bank of Pennsylvania for $25.5 million in cash. BT will borrow $12.5 million to finance the purchase, increasing its unsecured long-term debt to approximately $20 million. Completion of the transaction is subject to regulatory approvals and satisfaction of certain other conditions. When the transaction is completed, Huntington National Bank of Pennsylvania, which is headquartered in Uniontown, Pennsylvania, will be merged into Fayette Bank, a Uniontown-based affiliate of BT. BT expects the merger to be completed by December 31, 1995. At September 30, 1995, Huntington National Bank of Pennsylvania had approximately $106 million in assets.

7. On October 24, 1995, Johnstown Bank and Trust Company, BT's largest banking affiliate, entered into an Agreement and Plan of Merger to acquire Armstrong County Trust Company of Kittanning, Pennsylvania. The Armstrong agreement provides that if the average price per share for BT common stock is between $34 and $27.50 for a specified period of time before the closing of the transaction, or if BT enters into an agreement that would result in an acquisition of BT by another organization, each share of Armstrong common stock will be exchanged for 26.5 shares of BT common stock and $596.25 in cash. If the average price for BT common stock is more than $36 per share during the valuation period, BT will have the option to adjust the exchange ratio by reducing the number of shares of BT common stock or cash as agreed to by Armstrong so that the total consideration does not exceed $1,497.25 per Armstrong share, or $11,978,000 in the aggregate for all 8,000 Armstrong shares outstanding. If the average price for BT common stock is less than $27.50 per share during the valuation period, Armstrong may terminate the agreement if BT does not increase the number of shares and cash to maintain a total consideration of $1,325 per Armstrong share, or $10,600,000 in the aggregate. The Armstrong agreement is subject to approval by Armstrong's shareholders as well as state and federal authorities and to the satisfaction of certain other conditions.

   Armstrong Trust will be merged into Johnstown Bank and Trust Company, with Johnstown Bank and Trust Company being the surviving bank. BT expects the merger to be completed by March 31, 1996.

   At September 30, 1995, BT had approximately $1.1 billion in assets and Armstrong County Trust had approximately $51 million in total assets. If the acquisitions of Armstrong and Huntington had occurred on September 30, 1995, BT's total assets would have been approximately $1.250 billion on a pro forma basis.
        ---------













































                                  ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1994 and September 30, 1995, and the material changes in results of operations comparing the three and nine month periods ending September 30, 1995 with the respective results for the comparable periods of 1994. The following should be read in conjunction with the corporation's annual report on Form 10-K for the year ended December 31, 1994.


FINANCIAL REVIEW

Changes in Financial Position

Total loans outstanding, net of unearned interest, increased $33.8 million at September 30, 1995, compared to year-end 1994, and $56.8 million compared to September 30, 1994. Loans generally provide higher yields than securities; therefore, BT Financial Corporation (BT) continues to focus its efforts on generating quality loan growth. Commercial loan growth accounted for most of the increase during the first nine months of 1995 while an advance in consumer loans provided the majority of the expansion when compared to September 30, 1994. BT has achieved this growth while attaining increasingly higher levels of asset quality. The level of non-performing loans (which includes nonaccrual and restructured loans) was $2.8 million at September 30, 1995, and $4.0 million at December 31, 1994, compared to $4.4 million at September 30, 1994. Non-performing loans as a percent of outstanding loans, net of unearned interest, were 0.37%, 0.54%, and 0.61% for the same periods, respectively. Total non-performing assets declined $571,000 compared to year-end 1994 and $1,073,000 compared to September 30, 1994. Additions to non-performing assets for the nine months ended September 30, 1995, included other real estate owned related to a commercial real estate loan. This loan is well collateralized and no significant loss is expected.

The following table provides information with respect to BT's past-due loans and the components of its non-performing assets for the periods indicated.


                         September 30   December 31         September 30
(In thousands)               1995          1994                  1994
                         -----------------------------------------------
Loans 90 days or more past
 due                         $  796          $  652              $  743
                         ================================================
Restructured loans           $  319          $  675              $  683
Nonaccrual loans              2,525           3,313               3,693
                         ------------------------------------------------
 Total non-performing loans   2,844           3,988               4,376
Other real estate owned         663              90                 204
                         ------------------------------------------------
 Total non-performing
 assets                      $3,507          $4,078              $4,580
                         ================================================

The reserve for loan losses was $7.5 million at September 30, 1995, compared to $7.2 million at December 31, 1994, and September 30, 1994. The reserve was
2.64 times the amount of non-performing loans at September 30, 1995, compared to 1.81 and 1.64 times at December 31, 1994, and September 30, 1994, respectively. As a percent of total outstanding loans, net of unearned interest, the reserve for loan losses was 0.97% at September 30, 1995, and December 31, 1994, compared to 1.00% at September 30, 1994.

Securities, which consist primarily of U.S. Treasury and other U.S. Government agencies, decreased $19.1 million compared to December 31, 1994 and $23.1 million compared to September 30, 1994. These decreases are due primarily to the maturing and sales of various securities and the use of proceeds to fund the recent growth in total loans outstanding. Money market investments decreased $5.7 million compared to year-end 1994, and $16.7 million compared to September 30, 1994. The decline in money market investments reflects funding of loan growth.

Total deposits at September 30, 1995 increased $7.6 million compared to December 31, 1994, and were relatively flat compared to September 30, 1994. The increase in deposits over year-end 1994 was primarily in certificates of deposit as consumers reacted to rising market interest rates by shifting funds into longer term investments. This growth was from new deposits as well as some transfer of funds from demand deposits and savings accounts. The increase in deposits enabled BT to reduce the amount of its borrowed funds, as Federal funds purchased and securities sold under agreements to repurchase decreased $16.6 million at September 30, 1995, compared to year-end 1994.


Results of Operations

A five percent stock dividend was distributed October 14, 1994, to shareholders of record September 16, 1994. All per share data in the following discussion has been restated to reflect the stock dividend. Net income was $3.0 million, or $0.80 per share, for the third quarter of 1995, an increase of $189,000, or $0.05 per share over the third quarter of 1994. Net income for the nine-months-ended September 30, 1995 was $8.5 million or $2.22 per share, an increase of $384,000, or $0.10 per share, from the same period of 1994.

The annualized return on average assets for the third quarters of 1995 and 1994 was 1.11% and 1.06%, respectively. The annualized return on average shareholders' equity was 12.45% for the third quarter of 1995 and 12.95% for the third quarter of 1994. For the nine-months-ended September 30, the annualized return on average assets was 1.03% in 1995 and 1.01% in 1994. The annualized return on average shareholders' equity for the nine-months-ended September 30 was 12.06 and 12.13 in 1995 and 1994, respectively.

Fully taxable equivalent net interest income increased $548,000 and $787,000 for the quarter and the nine-months-ended September 30, 1995. The growth in the third quarter is a result of a net interest margin increase of 12 basis points to 4.89% and a $19.4 million expansion in average earning assets over the same period last year. The nine-month period increase is due to a higher level of average earning assets, which increased $35.1 million. This growth was tempered by a decline in the net interest margin of 6 basis points to 4.76% from the prior year nine-month period. Recent net interest margin movement suggests a strengthening pattern approaching prior year-to-date levels.

The provision for loan losses increased $459,000 in the third quarter and $602,000 for the nine-months-ended September 30, 1995 as a result of management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were $272,000 in the third quarter of 1995 and $878,000 in the nine-months-ended September 30, 1995, compared to $226,000 and $551,000 for the same periods in 1994.

Total other income increased $171,000 for the third quarter and $138,000 for the nine-months-ended September 30, 1995. In both periods, Trust income and service fees increased primarily due to greater volumes, while security transaction income declined mainly due to market conditions resulting in less restructuring of the portfolio in the current year versus the prior year.

Total other expenses decreased $423,000 in the third quarter and $569,000 for the nine-months-ended September 30, 1995. Salaries and wages increased $67,000 and $520,000 for the quarter and nine-months-ended September 30, 1995, due to periodic merit increases. Employee benefit costs increased $66,000 in the third quarter primarily due to increased pension expense and the onset of employer funded contributions associated with a newly implemented 401K employee retirement program. The nine-month comparison to prior year reflects a decline of $405,000 in benefit costs due to reduced hospitalization premiums and the reduction of self-funded reserves due to a change in BT's health care insurance provider. Occupancy expense increased $9,000 and $47,000 and equipment expense increased $125,000 and $200,000, for the quarter and nine-months-ended September 30, primarily due to greater depreciation expense.
FDIC insurance declined $443,000 for the quarter, and $353,000 year to date, due to a retroactive deposit insurance rate adjustment resulting in a refund of $457,000, received in the third quarter of 1995. There are currently legislative proposals under consideration that would merge the Savings Association Insurance Fund (SAIF) into the Bank Insurance Fund. BT has deposits of approximately $228 million that were obtained from acquisitions in prior years that are considered SAIF deposits. Current proposals include a one-time assessment of $0.65 to $0.85 per $100 of SAIF deposits. There is also discussion concerning a possible reduction in SAIF deposits subject to the assessment due to the runoff of some of these deposits subsequent to acquisition. Amortization of intangible assets decreased $36,000 and $144,000 for the quarter and nine-month period, due to the completed amortization of certain intangible assets in the third quarter of 1994. Other operating expenses declined $211,000 and $434,000 for the quarter and year-to-date comparison period, primarily due to reduced advertising expense and one-time acquisition related costs that occurred during the first quarter of 1994. Management continuously strives to control operating expenses while providing the affiliates the support they need to offer quality products and services to our customers. Several departmental areas have been centralized within the corporation with the underlying goal of attaining higher levels of efficiencies while simultaneously improving profitability.

BT's effective tax rate was 34.2% and 32.4% for the third quarter and nine-months-ended September 30, 1995, respectively, compared to 28.2% and 30.9% for the same periods in 1994. The lower effective tax rates for 1994 compared to 1995 were primarily due to the deductibility of goodwill amortization associated with acquisitions in prior years. Certain amortization associated with the acquisitions was previously nondeductible for federal income tax purposes. As a result of changes in the federal income tax laws in 1994, BT elected to amortize certain goodwill over a 15-year period for federal income tax purposes, thereby allowing deductibility for both financial statement and federal income purposes.























                                  PART II
                             OTHER INFORMATION



                                  ITEM 5
                             OTHER INFORMATION


     The information contained in footnotes 6 and 7 to the Consolidated Balance Sheet included in Part I of this report on Form 10-Q is incorporated by reference in response to this item.

     On September 27, 1995, BT's Board of Directors approved a restructuring within its management team, effective October 2, 1995, resulting in the following personnel changes: Steven C. Ackmann, Vice Chairman of BT, to President and Chief Operating Officer of BT; Eric F. Rummel, President of Laurel, to President of Johnstown Bank and Trust Company; Harold E. Trevenen, President of Fayette Bank, to President of Laurel Bank; Andrew J. Duran, Executive Vice President, Secretary, and Treasurer, Financial Services Division Head of Fayette Bank, to President of Fayette Bank; John W. Egnot, President of Johnstown Bank and Trust Company, to Executive Vice President, Banking
Division Head of Bank and Trust; Laura L. Roth, Assistant Secretary and Assistant Treasurer - Corporate of BT, to Secretary and Assistant Treasurer - Corporate of BT.



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








                                   BT FINANCIAL CORPORATION



Date  November 13, 1995                 /s/  John H. Anderson
     -------------------------          -------------------------
                                        John H. Anderson
                                        Chairman and CEO




Date  November 13, 1995                 /s/  Mark L. Sollenberger
     -------------------------          --------------------------
                                        Mark L. Sollenberger
                                        Executive Vice President, Treasurer,
                                        and Assistant Secretary
                                        (Principal Financial Officer)