Form 10-Q/A
period 1995-09-30
BT FINANCIAL CORP
filed 1995-11-14
CIK 716459

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





NOTE-AMENDMENT NO. 1





                                  ITEM 1
                           FINANCIAL STATEMENTS
                  BT FINANCIAL CORPORATION AND AFFILIATES
                        CONSOLIDATED BALANCE SHEET

                                        (In thousands, except share data)
                                             September 30     December 31
                                                 1995             1994
                                             (Unaudited)
ASSETS
Cash and Cash equivalents                         $41,098       $47,679
                                              ----------------------------
Money market investments:
  Interest-bearing deposits with banks              1,628         5,323
  Federal funds sold                                    0         2,000

                                              ----------------------------
            Total money market investments          1,628         7,323
                                              ----------------------------

Securities available-for-sale                     208,928       248,281
  Securities held-to-maturity (market value
  of $43,584 at September 30, 1995 and
  $22,242 at December 31, 1994)                    43,151        22,911
                                               ---------------------------
            Total securities                      252,079       271,192
                                               ---------------------------
Loans:                                            825,220       783,565
Less:  Unearned interest                           48,808        40,908
       Reserve for loan losses                      7,508         7,227
                                               ---------------------------
             Net loans                            768,904       735,430
                                               ---------------------------
Premises and equipment                             24,766        23,649
Accrued interest receivable                         7,810         7,739
Other assets                                       14,115        14,563
                                               ---------------------------
            Total assets                       $1,110,400    $1,107,575
                                               ===========================
LIABILITIES
Deposits:
  Non-interest-bearing                            123,979       123,078
  Interest-bearing                                831,841       825,155
                                               ---------------------------
            Total deposits                        955,820       948,233

Federal funds purchased and securities sold
  under agreements to repurchase                   36,814        53,401
Short-term borrowings                               5,360         4,571
Accrued interest payable                            5,149         2,754
Other liabilities                                   1,091         1,387
Long-term debt                                      7,480         9,920
                                              ----------------------------
       Total liabilities                       $1,011,714    $1,020,266
                                              ----------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Authorized shares:        2,000,000                 -               -

Common stock,
  Par value:                    $5.00
  Authorized shares:       10,000,000
  Shares issued:            3,826,581              19,133        19,133
Surplus                                            33,320        33,320
Retained earnings                                  46,474        41,430
Net unrealized holding gains (losses) on
  securities available-for-sale                      (241)       (6,574)
                                              ----------------------------
       Total shareholders' equity                  98,686        87,309
                                              ----------------------------
       Total liabilities and
       shareholders' equity                    $1,110,400    $1,107,575
                                              ============================