Form 10-K405
period 1995-12-31
BT FINANCIAL CORP
filed 1996-04-01
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1995
                                          -----------------
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to _______

                      Commission file number 0-12377
                                             -------
                         BT FINANCIAL CORPORATION
           -----------------------------------------------------
          (Exact Name of registrant as specified in its charter)

             Pennsylvania                       25-1441348
        ------------------------   ---------------------------------
        (State of Incorporation)   (IRS Employer Identification No.)

        551 Main Street, Johnstown, Pennsylvania       15901
        -------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  814-532-3801
                                                           ------------

        Securities registered pursuant to Section 12(b) of the Act:
                                   NONE
                                   ----

        Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, par value $5.00 per share
                  ---------------------------------------
                             (Title of class)

                      Preferred Share Purchase Rights
                      -------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant estimates that as of March 13, 1996, the aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant was approximately $128,626,010. The foregoing estimate is based upon the closing price on the NASDAQ National Market System as reported in the Wall Street Journal as of March 12, 1996. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the registrant to be beneficially owned by its directors or executive officers (241,187 shares in total) from the number of shares outstanding (3,826,581).

As of March 13, 1996, the registrant had outstanding 3,826,581 shares of its Common Stock.

                                         The Index to Exhibits is on page 15.
                                                                          --

Documents incorporated by reference:
- -----------------------------------
                                                         Parts of Form 10-K
Document                                                 into which Document
- --------                                                 is Incorporated
                                                         --------------------


1995 Annual Report to Shareholders
(the "1995 Annual Report")                                    I, II

Definitive Proxy Statement for the
1996 Annual Meeting of Shareholders
(the "1996 Proxy Statement")                                  III



















                         BT FINANCIAL CORPORATION
                                 FORM 10-K
                    Fiscal year ended December 31, 1995
                    -----------------------------------
                                   INDEX
PART I                                                      Page
- ------                                                      ----
Item 1.   Business                                           3

Item 2.   Properties                                         6

Item 3.   Legal Proceedings                                  6

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   6

          Executive Officers of the Registrant               7

PART II
- -------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                    9

Item 6.   Selected Financial Data                            9

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9

Item 8.   Financial Statements and Supplementary Data       10

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            10

Part III
- --------
Item 10.  Directors and Executive Officers of the
          Registrant                                        11

Item 11.  Executive Compensation                            11

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             11

Item 13.  Certain Relationships and Related
          Transactions                                      11

Part IV
- -------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                               12

SIGNATURES                                                  13

EXHIBIT INDEX                                               15

                                    2

                                  Part I

Item 1    Description of Business
- ---------------------------------

     BT Financial Corporation (the "Registrant") is a multi-bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     The Registrant has three banking subsidiaries: Johnstown Bank and Trust Company ("Bank and Trust"), Laurel Bank ("Laurel") and Fayette Bank ("Fayette")(each referred to as a "Bank" and collectively referred to as the "Banks"). The Banks' principal places of business are in Johnstown, Ebensburg and Uniontown, Pennsylvania, respectively. At December 31, 1995 the Registrant had total assets of $1.2 billion. The Registrant also has two non-banking subsidiaries, Bedford Associates, Inc., which holds and leases property used by the Banks in their banking operations, and BT Management Trust Company, a trust company which provides trust and investment services.

     The Banks conduct business through a network of 65 offices located throughout Southwestern Pennsylvania. Each Bank operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through the Registrant. In addition, the Banks operate 42 automated teller machines ("ATM's") at 41 locations which are part of the "Cirrus" and "MAC" systems. "Cirrus" and "MAC" provide links to national and regional ATM networks.

     The Banks provide a full range of financial services to individuals, businesses and governmental bodies, including accepting demand, savings and time deposits, making secured and unsecured loans, and electronic data processing of payrolls. The Banks also offer lending services, including consumer, credit cards, real estate, commercial and industrial loans. BT Management Trust Company offers a wide range of corporate pension and personal trust and trust related services. The Banks' deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

     Bank and Trust was formed in 1934 through the consolidation of five banks. It is a Pennsylvania bank and trust company and member of the Federal Reserve System with 39 offices in Cambria, Somerset, Bedford, Indiana, Armstrong, Butler, Allegheny, and Westmoreland Counties. At December 31, 1995, its assets totaled $592 million.


                                     3
     Laurel is a Pennsylvania bank and trust company and a member of the Federal Reserve System, with total assets of $229 million at December 31, 1995. Laurel operates 14 offices in Cambria, Blair and Indiana Counties.

     Fayette is a Pennsylvania bank and trust company, and a member of the Federal Reserve system. Fayette conducts business at 12 offices in Fayette, Washington, Allegheny and Greene Counties. Its assets totaled $371 million at December 31, 1995.

     BT Management Trust Company, located in Johnstown, is a Pennsylvania-chartered trust company formed on April 30, 1990. BT Management Trust Company resulted from the consolidation of the trust business of the Banks.

     The Registrant and the Banks are subject to competition in all aspects of their businesses from banks as well as other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions, money market mutual funds, brokerage firms, investment companies, credit companies and insurance companies. They also compete with nonfinancial institutions, including retail stores that maintain their own credit programs, and with governmental agencies that make loans available to certain borrowers. Some of the Registrant's competitors are larger and have greater financial resources and facilities than the Registrant.

     As of December 31, 1995, the Registrant, the Banks, and BT Management Trust Company had a total of 683 full time equivalent banking and administrative employees. The Registrant's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. Its telephone number is (814) 532-3801.

Recent and Pending Acquisitions
- -------------------------------
     On October 24, 1995, the Registrant entered into an Agreement and Plan of Merger to acquire Armstrong County Trust Company ("Armstrong") of Kittanning, Pennsylvania. Armstrong operates one office in Kittanning, Pennsylvania and had approximately $52 million in total assets at December 31, 1995. Armstrong will be merged into Bank and Trust, with Bank and Trust as the surviving bank. The value of the total consideration for the acquisition will be approximately $12 million. The Registrant expects the merger to be completed during the second quarter of 1996, subject to shareholder and regulatory approval.

     On December 14, 1995, the Registrant acquired The Huntington National
Bank of Pennsylvania, ("Huntington"), Uniontown, Pennsylvania for $25.5 million in cash. Huntington operated five branches in Fayette and Greene counties.
In connection with the acquisition, Huntington was merged into Fayette and approximately $102 million in assets were acquired.

                                     4

     On January 12, 1996, The Registrant entered into an Agreement and Plan of Reorganization with Moxham Bank Corporation ("Moxham"), Johnstown, Pennsylvania. Pursuant to the agreement, Moxham's two banking subsidiaries, Moxham National Bank, Johnstown, Pennsylvania, and First National Bank of Garrett, Garrett, Pennsylvania, will be merged into Bank and Trust, with Bank and Trust as the surviving bank. At December 31, 1995, Moxham had total assets of approximately $241 million and operated 12 branches in Cambria, Somerset and Westmoreland Counties. According to the merger agreement, each Moxham common shareholder will receive 1.15 shares of BT Financial Corporation common stock, bringing the value of the transaction to approximately $41 million. The transaction will be accounted for as a pooling of interests and is expected to be completed during the second quarter of 1996, subject to shareholder and regulatory approval.






































                                     5

Item 2    Properties
- --------------------
     The executive offices of the Registrant are located at 551 Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Registrant, BT Management Trust Company, and other unrelated business concerns. In 1987, Bank and Trust purchased a seven-story building located on Clinton Street in Johnstown and is using the building as a storage facility.

     The Banks operate 65 banking offices, 47 of which are owned by the Banks free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 18 offices are operated under leases which, including renewal options, expire at various times between 1996 and 2025. Bedford Associates, Inc. owns 4 of the 18 leased properties, which are leased to the Banks as community banking offices. All properties of Bedford Associates, Inc. have been recently purchased (1983 or later), and the buildings are either newly constructed or have recently undergone major renovation. In December 1995, Fayette Bank acquired five banking offices in The Huntington National Bank of Pennsylvania acquisition.

Item 3    Legal Proceedings
- ---------------------------

     Information required to be furnished pursuant to this Item is set forth on page 23 of the 1995 Annual Report in Note 9 of the Notes to Consolidated Financial Statements under the caption "Litigation."



Item 4    Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     None.














                                     6
Executive Officers of the Registrant
- ------------------------------------
     Set forth below are the names of and certain information with respect to the executive officers of the Registrant. Pursuant to the Registrant's By-Laws, officers serve at the pleasure of the Board. There are no family relationships between any such persons.


Name                     Age       Positions and Offices Held
- ----                     ---       --------------------------
John H. Anderson         45        Chairman, Chief Executive Officer and
                                   Director of the Registrant and of Bank and Trust.

Steven C. Ackmann        44        President and Chief Operating Officer of
                                   the Registrant.

Carl J. Motter, Jr.      58        Vice Chairman of the Registrant.

Mark L. Sollenberger     42        Executive Vice President, Treasurer and
                                   Assistant Secretary of the Registrant.
                                   Executive Vice President and Treasurer of
                                   Bank and Trust.  Treasurer and Assistant
                                   Secretary of BT Management Trust Company

Laura L. Roth            33        Secretary and Assistant Treasurer of
                                   the Registrant, Bank and Trust and
                                   BT Management Trust Company

David A. Casado          41        Vice President and Controller of the
                                   Registrant and of Bank and Trust.














                                     7
     JOHN H. ANDERSON has served as Chairman and Chief Executive officer of the Registrant since 1995. He served as Chairman, President and Chief Executive Officer of the Registrant from 1993 to 1995. He served as President and Chief Operating Officer of the Registrant from 1992 to 1993 and as Vice Chairman from 1991 to 1992. He served as President of Bank and Trust from 1990 to 1991. He served as Executive Vice President of the Registrant during 1989. From 1986 to 1989 he served as Executive Vice President of Bank and Trust.

     STEVEN C. ACKMANN has served as President and Chief Operating Officer of the Registrant since 1995. He served as a Vice Chairman of the Registrant from 1992 to 1995. He served as Executive Vice President of the Registrant from 1990 to 1992. He served as Senior Vice President of Fayette from 1988 to 1990.

     CARL J. MOTTER has served as a Vice Chairman of the Registrant since 1992. He served as Executive Vice President and Treasurer of the Registrant from 1983 to 1992 and of Bank and Trust from 1980 to 1992. He served as Treasurer and Assistant Secretary of BT Management Trust from 1990 to 1992.

     MARK L. SOLLENBERGER has served as Executive Vice President, Treasurer and Assistant Secretary of the Registrant since 1995 and Executive Vice President and Treasurer of Bank and Trust since 1992. He served as Executive Vice President and Treasurer of the Registrant from 1992 to 1995. He served as Senior Vice President and Comptroller of the Registrant from 1991 to 1992. He served as Vice President and Comptroller of the Registrant since 1986 and of Bank and Trust since 1985. He has served as Treasurer and Assistant Secretary of BT Management Trust Company since 1992.

     LAURA L. ROTH has served as Secretary and Assistant Treasurer of the Registrant, Bank and Trust and BT Management Trust Company since 1995. She served as Assistant Secretary and Assistant Treasurer of the Registrant from 1991 to 1995. She served as Assistant Secretary of the Registrant and of Bank and Trust from 1986 to 1991.

     DAVID A. CASADO has served as Vice President and Controller of the Registrant and of Bank and Trust since 1995. He served as Comptroller of the Registrant and of Bank and Trust from 1992 to 1995. He served as Assistant Comptroller of the Registrant and of Bank and Trust from 1986 to 1992.










                                     8

                                  Part II


     Information required to be furnished pursuant to Part II of this report is set forth in the 1995 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.

     Certain information in "Management's Discussion and Analysis" and other statements contained in this report which are not historical facts may be forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, consumer and other lending activities; changes in federal and state regulations; the presence in the Registrant's market area of competitors with greater financial resources than the Registrant; or other unanticipated external developments materially impacting the Registrant's operational and financial performance.

                                                    Page in
          Caption in 1995 Annual Report               1995
                                                  Annual Report
          -----------------------------           -------------

Item 5    Market for the Registrant's Common
- ------    Equity and Related Stockholder Matters
          -------------------------------------
          Market Price and Cash Dividends                   30

          Dividend Restrictions                             24


Item 6    Selected Financial Data
- ------    -----------------------
          Selected Consolidated Financial Data              29


Item 7    Management's Discussion and Analysis
- ------    of Financial Condition and Results of
          Operations
          -------------------------------------
          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                     30-39





                                     9
Item 8    Financial Statements and Supplementary Data
- ------    -------------------------------------------
          Independent Accountants' Report                   13

          Consolidated Balance Sheets                       14

          Consolidated Statements of Income                 15

          Consolidated Statements of Cash Flows             16

          Consolidated Statements of Changes
          in Shareholders' Equity                           17

          Notes to Consolidated Financial Statements     17-27

          Supplemental Financial Data                       28


Item 9    Changes in and Disagreements with Accountants on Accounting and
- ------    Financial Disclosure

          None































                                    10
                                 Part III



Item 10   Directors and Executive Officers of the Registrant
- -------   --------------------------------------------------

          Information required to be furnished pursuant to this Item regarding directors of the Registrant is set forth in the 1996 Proxy Statement under the caption "Election of Directors," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Registrant is set forth in Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
- -------   ----------------------
          Information required to be furnished pursuant to this Item is set forth in the 1996 Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation," and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 1996 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain Beneficial Owners and Management
- -------   --------------------------------------------------------------

          Information required to be furnished pursuant to this Item is set forth in the 1996 Proxy Statement under the captions "Election of Directors," "Executive Compensation" and "Principal Shareholders" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
- -------   ----------------------------------------------
          Information required to be furnished pursuant to this Item is set forth in the 1996 Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.









                                    11
                                  Part IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------   ---------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------
          The consolidated financial statements of BT Financial Corporation and affiliates together with the report of Coopers & Lybrand LLP dated January 23, 1996, are described herein in Part II, Item 8 - Financial Statements and Supplementary Data and appear on pages 13 through 28 of the 1995 Annual Report and are incorporated herein by reference.


     (2)  Financial Statement Schedules
          -----------------------------
          All financial statement schedules are omitted because they are not required, are not applicable or the required information is given in the consolidated financial statements or notes thereto.

     (3)  Exhibits:
          --------
          The index to exhibits is on page 15.

(b)     Reports on Form 8-K:
        -------------------
        A Form 8-K dated December 14, 1995, was filed on December 29, 1995, pursuant to Item 5 to report the completion of the acquisition of The Huntington National Bank of Pennsylvania.



















                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BT FINANCIAL CORPORATION
                         -------------------------
                               (Registrant)



By:  /s/ John H. Anderson               Date: March 27, 1996
     -----------------------------            ----------------
     John H. Anderson
     Chairman, Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:


     /s/ John H. Anderson               Date: March 27, 1996
     -----------------------------            ----------------
     John H. Anderson
     Chairman, Chief Executive
     Officer and Director

     Principal Financial Officer:


     /s/ Mark L. Sollenberger           Date: March 27, 1996
     -----------------------------            ----------------
     Mark L. Sollenberger
     Executive Vice President,
     Treasurer and Assistant
     Secretary

     Principal Accounting Officer:


     /s/ David A. Casado                Date: March 27, 1996
     ----------------------------             ----------------
     David A. Casado
     Vice President and Controller

Directors:


/s/ Martin L. Bearer                    Date: March 27, 1996
- ------------------------------                ----------------
Martin L. Bearer


                                        Date: March 27, 1996
- ------------------------------                ----------------
Bruno DeGol


                                        Date: March 27, 1996
- ------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 27, 1996
- ------------------------------                ----------------
William B. Kania


                                        Date: March 27, 1996
- ------------------------------                ----------------
L. Robert Kimball


/s/ Edward L. Mears                     Date: March 27, 1996
- ------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 27, 1996
- ------------------------------                ----------------
Roger S. Nave


/s/ Ethel J. Otrosina                   Date: March 27, 1996
- ------------------------------                ----------------
Ethel J. Otrosina


                                        Date: March 27, 1996
- ------------------------------                ----------------
Robert G. Salathe, Jr.


/s/ William R. Snoddy                   Date: March 27, 1996
- ------------------------------                ----------------
William R. Snoddy


/s/ Gerald W. Swatsworth                Date: March 27, 1996
- ------------------------------                ----------------
Gerald W. Swatsworth


/s/ W. A. Thomas                        Date: March 27, 1996
- ------------------------------                ----------------
W. A. Thomas

/s/ Rowland H. Tibbott, Jr.             Date: March 27, 1996
- ------------------------------                ----------------
Rowland H. Tibbott, Jr.







































                                  EXHIBIT

                                   INDEX
                                   -----

     The following Exhibits are filed as a part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference. Documents incorporated by reference to an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q are at Securities and Exchange Commission File No. 0-12377.


                                        Prior Filing or
Exhibit                                 Sequential Page
Number         Description              No. Herein
- -------        -----------              ---------------

2.1            Agreement and plan of    Incorporated by reference
               Reorganization dated as  to Exhibit 2.1 to BT
               of October 24, 1995 by   Financial Corporation
               and among BT Financial   Registration Statement on
               Corporation, Johnstown   Form S-4 (No. 333-01797).
               Bank and Trust Company
               and The Armstrong
               County Trust Company.

2.2            Agreement and Plan of    Incorporated by reference
               Reorganization by and    to Exhibit 2 to current
               between BT Financial     Report on Form 8-K dated
               Corporation and Moxham   January 12, 1996.
               Bank Corporation.

3.1            Amended and Restated     Incorporated by reference
               Articles of Incorpora-   to BT Financial Corpo-
               tion of BT Financial     ration Registration
               Corporation.             Statement on Form S-4
                                        (No. 33-69112).

3.2            By-Laws of BT Financial  Incorporated by reference
               Corporation.             to BT Financial Corpora-
                                        tion Registration
                                        Statement on Form S-4
                                        (No. 33-69112).








                                        Prior Filing or
Exhibit                                 Sequential Page
Number         Description              No. Herein
- -------        -----------              ---------------

4.1            Loan Agreement dated     Not filed.  In accordance
               December 14, 1995,       with paragraph
               between Mellon Bank,     (b)(4)(iii)(A) of Item
               N.A. and BT Financial    601 of Regulation S-K,
               Corporation              BT Financial Corporation
                                        hereby agrees to furnish
                                        a copy of this instrument
                                        to the Commission upon
                                        request.

10.1           Supplemental Benefit     Incorporated by reference
               Plan of BT Financial     to Exhibit 10.1 to BT
               Corporation dated        Financial Corporation's
               June 22, 1994.*          Annual Report on Form
                                        10-K for the year ended
                                        December 31, 1994.

13.1           All portions of the      Filed herewith.
               BT Financial Corpora-
               tion 1995 Annual Report
               to Shareholders that
               are incorporated herein
               by reference.

21.1           Subsidiaries of the      Filed herewith.
               Registrant

23.1           Consent of Coopers &     Filed herewith.
               Lybrand LLP, indepen-
               dent accountants for
               the Registrant.

27             Financial Data           Filed herewith.
               Schedule



     *Indicates exhibit is a management contract or compensation plan or arrangement.


     The Registrant will furnish to requesting shareholders a copy of any exhibit(s) listed above upon payment of $5.00 plus $0.10 per page to cover Registrant's expenses in furnishing such exhibit(s). Requests should be directed in writing to Laura L. Roth, Secretary, BT Financial Corporation, 551 Main Street, P. O. Box 1146, Johnstown, Pennsylvania 15907-1146.

