Form 10-Q
period 1996-03-31
BT FINANCIAL CORP
filed 1996-05-14
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

          [ X ]   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended:  March 31, 1996

                                 or

          [   ]   Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

       For the transition period from           to
                                     ----------     ------------


                    Commission file no.:     0-12377


                       BT FINANCIAL CORPORATION
                       ------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                  25-1441348
          ------------                  ----------

   (State of Incorporation)  (I.R.S. Employer Identification Number)

            551 Main Street, Johnstown, Pennsylvania  15901
            -----------------------------------------------

          (Address of Principal Executive Offices)  (Zip Code)


                         (814) 532-3801
                         --------------

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

                    Yes  X              No
                        ---                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    3,826,581 shares common stock
                          ($5.00 par value)
                       as of April 29, 1996

                 BT FINANCIAL CORPORATION AND AFFILIATES


                              FORM 10-Q

                            March 31, 1996



     Part I.  Financial Information
     ------------------------------

     Item 1.
     -------

          Consolidated Balance Sheet - March 31, 1996
               and December 31, 1995

          Consolidated Statement of Income
               Three Months Ended
               March 31, 1996 and 1995

          Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1996
               and 1995

          Notes to Consolidated Financial Statements

     Item 2.
     -------

          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations

     Part II.  Other Information
     ---------------------------

     Item 5.
     -------

          Other Information

     Item 6.
     -------

          Exhibits and Reports


          Signatures









                              ITEM 1
                              ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                    CONSOLIDATED BALANCE SHEET
                    --------------------------

                                  (In thousands, except share data)
                                       March 31      December 31
                                           1996             1995
                                     (Unaudited)
                                     ------------------------------
ASSETS
Cash and cash equivalents            $   41,210       $   50,108

Money market investments:
  Interest-bearing deposits with banks      357            1,188
  Federal funds sold                     25,600            1,500
                                     ------------------------------
       Total money market investments    25,957            2,688
                                     ------------------------------

Securities available-for-sale           169,348          208,148
Securities held-to-maturity (market value
  of $50,288 at March 31, 1996 and
  $35,924 at December 31, 1995)          50,171           35,161
                                     ------------------------------
       Total securities                 219,519          243,309
                                     ------------------------------

Loans:                                  912,293          907,188
  Less:  Unearned interest               49,106           49,631
         Reserve for loan losses          7,766            8,071
                                     ------------------------------
       Net loans                        855,421          849,486

Premises and equipment                   26,603           25,672
Accrued interest receivable               8,177            7,890
Other assets                             23,157           23,249
                                     ------------------------------
       Total assets                  $1,200,044       $1,202,402
                                     ==============================

LIABILITIES
Deposits:
  Non-interest-bearing                  136,180          138,252
  Interest-bearing                      906,548          897,395
                                     ------------------------------
       Total deposits                 1,042,728        1,035,647

Federal funds purchased and securities
  sold under agreements to repurchase    23,322           35,313
Short-term borrowings                     4,618            2,266
Accrued interest payable                  5,221            5,518
Other liabilities                         1,928            1,532
Long-term debt                           19,365           20,083
                                     -----------------------------
       Total liabilities             $1,097,182       $1,100,359
                                     -----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  Authorized shares:  2,000,000               -                -
Common stock,
  Par value:              $5.00
  Authorized shares: 10,000,000
  Shares issued:      3,826,581          19,133            19,133
Surplus                                  33,320            33,320
Retained earnings                        50,237            48,336
Net unrealized holding gains on
  securities available-for-sale             172             1,254
                                     ------------------------------
       Total shareholders' equity       102,862           102,043
                                     ------------------------------
       Total liabilities and
            shareholders' equity     $1,200,044        $1,202,402
                                     ==============================

The accompanying notes are an integral part of the consolidated financial statements.


                  BT FINANCIAL CORPORATION AND AFFILIATES
                  ---------------------------------------
                      CONSOLIDATED STATEMENT OF INCOME
                      --------------------------------
                               (Unaudited)

              (In thousands, except shares and per share data)


                           Three months ended
                                     March 31
                               1996      1995
                           ------------------

INTEREST INCOME

Loans, including fees      $ 18,276  $ 15,538
Investment securities:
  Taxable                     3,615     4,014
  Tax-exempt                     34        37
Deposits with banks              18       111
Federal funds sold              194        31
                           --------------------
  TOTAL INTEREST INCOME      22,137    19,731
                           --------------------


INTEREST EXPENSE

Deposits                      8,331     7,416
Federal funds purchased
  and securities sold under
  agreements to repurchase      339       524
Short-term borrowings            32        51
Term debt                       330       195
                           ---------------------
  TOTAL INTEREST EXPENSE      9,032     8,186
                           ---------------------

NET INTEREST INCOME          13,105    11,545

Provision for loan losses       388       169
                           ---------------------
  NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES              12,717    11,376
                           ---------------------

OTHER INCOME

Trust income                    498       482
Fees for other services       1,351     1,108
Net security gains (losses)     (15)       15
Other income                    198        97
                           ---------------------
  TOTAL OTHER INCOME          2,032     1,702
                           ---------------------

OTHER EXPENSES

Salaries and wages            4,327     4,082
Pension and other
  employee benefits             809       567
Net occupancy expense         1,038       929
Equipment expense               755       662
F.D.I.C. insurance              133       534
Amortization of intangible
  assets                        461       283
Other operating expense       2,416     2,224
                           ----------------------
  TOTAL OTHER EXPENSES        9,939     9,281
                           ----------------------

INCOME BEFORE INCOME TAXES    4,810     3,797

Provision for income taxes    1,684     1,153
                           ----------------------
  NET INCOME               $  3,126   $ 2,644
                           ======================

NET INCOME PER SHARE            .82       .69
Dividends paid per share        .32       .30
Weighted average shares
  outstanding             3,826,581 3,826,581

The accompanying notes are an integral part of the consolidated financial statements.



                   BT Financial Corporation and Affiliates
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                               (In thousands)

                                              Three months ended
                                                        March 31
                                                  1996      1995
                                               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................       $ 3,126  $  2,644
Adjustments to reconcile net income to
 net cash provided by operating activities
  Provision for loan losses.............           388       169
  Provision for depreciation and
       amortization.....................           751       662
  Amortization of intangible assets                461       283
  Amortization of premium, net of
       accretion of discount on loans and
       securities.......................           142       303
  Deferred income taxes.................           (38)     (103)
  Realized securities (gains) losses....             2       (15)
  Increase in interest receivable.......          (287)      (28)
  Increase (decrease) in interest
       payable..........................          (297)    1,965
  Other assets and liabilities, net.....           655    (1,076)
                                               -------------------
           Net cash provided by operating
            activities                           4,903     4,804
                                               -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities.......         2,998     8,054
Repayments and maturities of securities
  available-for-sale....................        34,219    14,791
Purchases of securities available-for-
  sale..................................          (255)      (25)
Purchase of securities held-to-maturity        (15,000)   (2,300)
Net decrease (increase) in money market
  investments...........................       (23,269)    1,487
Proceeds from sales of loans............         1,751     1,240
Net increase in loans...................        (8,062)  (15,101)
Purchases of premises and equipment
  and other.............................        (1,682)   (1,266)
                                               -------------------

          Net cash provided by (used in)
            investing activities                (9,300)    6,880
                                               -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits................         7,081    17,416
Net decrease in Federal Funds
  purchased and securities sold
  under agreements to repurchase........       (11,991)  (34,620)
Net increase (decrease) in short-term
  borrowing.............................         2,352    (1,966)
Cash dividends paid.....................        (1,225)   (1,148)
Payment on long-term debt...............          (718)   (1,760)
                                               -------------------
            Net cash used in
             financing activities               (4,501)  (22,078)
                                               -------------------
Decrease in cash and cash equivalents...        (8,898)  (10,394)
Cash and cash equivalents at beginning
  of the year...........................        50,108    47,679
                                               -------------------
Cash and cash equivalents at end of
  period................................       $41,210   $37,285
                                               ===================

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest on deposits and other
       borrowings.......................      $  9,329  $  6,221
  Federal income taxes..................             0         0


The accompanying notes are an integral part of the consolidated financial statements.


                    BT FINANCIAL CORPORATION AND AFFILIATES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented.
       All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company) and Bedford Associates, Inc. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates differ from the statutory tax rate principally due to tax-exempt interest income.

3. Allowance for credit losses -- The Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," on January 1, 1995. Under the new guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the debtor and collateral adequacy to determine when a loan is impaired. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant to warrant a review of the loan for impairment. Generally, the minimum period without payment that typically can occur before a loan is considered for impairment is 90 days. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. FASB 114 does not apply to large groups of smaller balance homogeneous loans such as residential mortgage and consumer loans due to the similarily of the attributes and risks associated with these loan types. The corporation collectively evaluates these types of loans for impairment.
       In addition, the Corporation collectively reviews for impairment, commercial real estate and commercial loans under $250,000.
       The aggregation of these loans is based upon common risk characteristics such as, among other factors, loan type; geographic or industry risk concentrations; whether the loans have similar terms, such as interest and principal repayment terms; levels and types of collateral; and external credit ratings or internal risk ratings for the particular loans.

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

       At March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $3.5 million, with a corresponding valuation allowance of $1.6 million. All of the impaired loans at March 31, 1996, are collateral-dependent loans measured for impairment based on the fair value of the collateral securing the loan. The Corporation does not have any impaired loans for which there is not a related valuation allowance.

       For the quarter ended March 31, 1996, the average recorded investment in impaired loans did not differ materially from the amount outstanding at March 31, 1996. The allowance for loan losses related to impaired loans increased $698,000 during the first quarter of 1996. The increase was mainly due to the addition of an impaired commercial loan and its associated valuation allowance.

       Income recognition on impaired and nonaccrual loans -- Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as impaired or nonaccrual if repayment in full of principal and/or interest is in doubt. Impaired loans are generally nonaccrual loans, however, the ultimate determination of an impaired loan is based on the aforementioned factors without regard solely to nonaccrual classification. The adoption of FASB 114 did not have any material impact on the comparability of BT's non-performing asset tables.

       A loan remains on nonaccrual status until it becomes current as to principal and interest or it is determined to be uncollectible and is charged off against the reserve for loan losses. Impaired loans are charged off when the loans are determined to be uncollectible.

       While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. BT recognized approximately $57,000 of interest revenue on impaired loans during the first quarter of 1996, of which approximately $28,000 and $29,000 was recognized using the accrual basis and cash basis methods of income recognition, respectively.

4. In March 1995, FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The standard requires long-lived assets and certain identifiable intangible assets, such as goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. BT adopted this statement on January 1, 1996, and the effect on BT's financial statements as a result of the adoption was not material.

5. In May 1995, FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights." On January 1, 1996, BT adopted Statement 122. The new standard requires capitalization of mortgage servicing rights on mortgage loans originated for sale and measurement of impairment of all capitalized mortgage servicing rights based on their fair values. Adoption of Statement No. 122 did not have any material impact on BT's financial condition or results of operations.

6. In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instrument compensation plans.
       BT Financial has no stock-based compensation plans. Therefore, Statement No. 123 will have no effect on BT's financial condition or results of operations.

7. On December 14, 1995, BT acquired The Huntington National Bank of Pennsylvania, (Huntington), Uniontown, Pennsylvania, and merged it into Fayette Bank. Huntington had total assets of approximately $102 million and operated five branches in Fayette and Greene counties. On January 8, 1996, Huntington's former Uniontown branch was closed and merged into Fayette
       Bank's Uniontown office. The acquisition was accounted for as a purchase, with a purchase price of $25.5 million in cash. Goodwill and other intangibles of approximately $10.2 million were recorded in connection with the transaction. Goodwill is being amortized over a 15 year period.

8. On October 24, 1995, Bank and Trust, BT's largest banking affiliate, entered into an Agreement and Plan of Merger to acquire Armstrong County Trust Company (Armstrong) of Kittanning, Pennsylvania. Armstrong will be merged into Bank and Trust, with Bank and Trust as the surviving bank. BT expects the merger to be completed during the second quarter of 1996. Armstrong had approximately $48 million in total assets at March 31, 1996. The Armstrong acquisition agreement provides that if the average price per share for BT common stock is between $34 and $27.50 for a specified period of time before closing of the transaction, or if BT enters into an agreement that would result in an acquisition of BT by another organization, each share of Armstrong common stock will be exchanged for 26.5 shares of BT common stock and $596.25 in cash. If the average price for BT common stock is more than $34 per share during the valuation period, BT will have the option to adjust the exchange ratio by reducing the number of shares of BT common stock or cash as agreed to by Armstrong so that the total consideration does not exceed $1,497.25 per Armstrong share, or $11,978,000 in the aggregate for all 8,000 Armstrong shares outstanding. If the average price for BT common stock is less than $27.50 per share during the valuation period, Armstrong may terminate the agreement if BT does not increase the number of shares and cash to maintain a total consideration of $1,325 per Armstrong share, or $10,600,000 in the aggregate. The Armstrong agreement is subject to approval by Armstrong's shareholders as well as state and federal authorities and to the satisfaction of certain other conditions.

9. On January 12, 1996, BT signed a definitive merger agreement with Moxham Bank Corporation (Moxham), Johnstown, Pennsylvania. Moxham's two banks, Moxham National Bank, Johnstown, Pennsylvania, and First National Bank of Garrett, Garrett, Pennsylvania will be merged into Bank and Trust. The agreement is subject to regulatory and shareholder approval. According to the merger agreement, each Moxham common shareholder will receive 1.15 shares of BT common stock, bringing the value of the transaction to approximately $41.0 million. AT March 31, 1996, Moxham had total assets of approximately $239 million and operated 12 branches in Cambria, Somerset and Westmoreland counties. The transaction will be accounted for as pooling of interests and is expected to be completed during the second quarter of 1996.

       If the acquisitions of Armstrong and Moxham had occurred on March 31, 1996, BT's total assets would have been approximately $1.5 billion on a pro forma basis.
                                       --- -----


                                ITEM 2
                                ------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1995 and March 31, 1996, and the material changes in results of operations comparing the three month period ending March 31, 1996 with the respective results for the comparable period of 1995 for BT Financial Corporation ("BT"). The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain information contained in this report may be considered "forward-looking" information. Refer to BT's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of factors that may affect such forward-looking information.


FINANCIAL REVIEW
- ----------------

CHANGES IN FINANCIAL POSITION

Total loans outstanding, net of unearned interest, increased $5.6 million at March 31, 1996, compared to year-end 1995 and $107.0 million compared to March 31, 1995. During the first quarter of 1996, BT experienced increased commercial loan levels which was partially offset by a decline in consumer loans. The increase in loans over the same period last year is mainly due to approximately $70 million in loans acquired in the acquisition of The Huntington National Bank of Pennsylvania ("Huntington") in December 1995, and growth in commercial loans. The level of non-performing loans was $8.9 million at March 31, 1996 and $6.2 million at December 31, 1995 compared to $4.0 million at March 31, 1995. Non-performing loans as a percent of outstanding loans, net of unearned interest were 1.03%, 0.72% and 0.52% for the same periods, respectively. The increase in non-performing loans was primarily due to several commercial loans that were placed on nonaccrual status and an increased level of non-performing consumer loans. In March 1996, BT began placing most consumer loans 90 days past-due on nonaccrual status. This policy change conforms to our nonaccrual policy for commercial and mortgage loans. As a result, BT experienced a fairly dramatic increase in nonaccrual loans along with a corresponding decrease in loans 90 days or more past-due. Various loans acquired in the Huntington acquisition accounted for approximately $2.9 million of the total non-performing loans at March 31, 1996.

The following table provides information with respect to the components of BT's non-performing assets for the periods indicated.

                           MARCH 31      DECEMBER 31     MARCH 31
(In thousands)                 1996             1995         1995
                            --------------------------------------
Loans 90 days or more
  past-due                  $    83          $ 1,685      $   461
Restructured loans              318              318          668
Nonaccrual loans              8,477            4,202        2,833
                            --------------------------------------
   Total non-performing
       loans                  8,878            6,205        3,962
Other real estate owned         871              793          175
                            --------------------------------------
   Total non-performing
       assets               $ 9,749          $ 6,998      $ 4,137
                            ======================================


The reserve for loan losses was $7.8 million at March 31, 1996, compared to $8.1 million at year-end 1995 and $7.1 million at March 31, 1995. The reserve as a percent of the amount of non-performing loans was 87%, 130%, and 180% for the same periods, respectively. The decline at March 31, 1996, is due primarily to charge-offs of certain consumer loans from the Huntington acquisition, which were reflected in higher reserve levels at December 31, 1995. As a percent of total outstanding loans, net of unearned interest, the reserve for loan losses was .90% at March 31, 1996, compared to .94% at year-end 1995 and March 31, 1995. Based upon loan reviews and corresponding collateral, management believes the reserve for loan losses is adequate to cover potential losses in the current portfolio.

Securities, consisting mainly of U.S. Treasury and other U.S. Government agencies, decreased $23.8 million compared to December 31, 1995, and $35.8 million compared to March 31, 1995, primarily due to a high level of calls of various issues due to market rates. Money market investments increased $23.3 million and $20.1 million over the same periods, respectively, mainly due to the shifting of the funds from the securities portfolio. Management views this increased level of money market investments as temporary in nature as this funding is redeployed to acquire additional securities along with providing for anticipated loan growth.

Total deposits at March 31, 1996, increased $7.1 million over year-end 1995 and $77.1 million compared to March 31, 1995. The deposit increase in 1996 is primarily due to higher levels of time deposits. The increase over March 31, 1995 is due mainly to approximately $75 million in deposits acquired in the Huntington acquisition. Increases in deposit levels enabled BT to reduce the amount of its borrowed funds, as Federal funds purchased and securities sold under agreements to repurchase decreased $12.0 million at March 31, 1996 compared to year-end 1995.

RESULTS OF OPERATIONS

The first quarter of 1996 produced net income of $3.1 million, or $.82 per share, an increase of $482,000, or $.13 per share, over the same period of 1995. Compared with the first quarter of 1995, BT's first quarter 1996 results reflected higher levels of net interest income and total other income offset in part by increases in the provision for loan losses, total other expenses and the provision for income taxes.

The annualized return on average assets for the first quarters of 1996 and 1995 was 1.04% and 0.96%, respectively. The annualized return on average shareholders' equity was 12.09% in 1996 and 11.81% in 1995.

Fully taxable equivalent net interest income was $13.4 million for the first quarter of 1996, compared to $11.8 million for the same period of 1995. The increase of $1.6 million was due primarily to a higher level of interest-earning assets resulting from The Huntington acquisition as well as a higher-yielding asset mix. The net interest margin, on a fully taxable equivalent basis, improved 21 basis points to 4.86% in 1996, compared to 4.65% in the first quarter of 1995. Based on internal analysis, management is currently anticipating a fairly stable net interest margin level during the second quarter of 1996, subject to a continuation of current market interest rates and excluding the effect of any previously announced acquisitions. The utilization of recent technological enhancements has enabled management to more effectively monitor its asset/liability position while providing the capability to develop advanced interest rate risk strategies through sophisticated modeling techniques.

The provision for loan losses increased $219,000 in the first quarter of 1996, compared to the same period of 1995 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were $693,000 in 1996 compared to $258,000 in the first quarter of 1995. The higher level of net charge-offs in 1996 is mainly due to credit losses associated with certain loans acquired in the Huntington acquisition.

Total other income increased $330,000 in the first quarter of 1996 compared to the same quarter last year. Trust income increased $16,000 due to an adjusted fee schedule and a greater volume of assets under management. Service fees increased $243,000 due primarily to higher levels of checking account related fees. Security transactions income declined $30,000 while other income increased $101,000 due mainly to a gain related to the sale of a bank-owned property.

Total other expenses increased $658,000 in the first quarter of 1996 compared to the first quarter of 1995. Salaries and wages increased $245,000, primarily due to periodic merit increases.
In 1995, certain reserves associated with self-funded health care costs provided additional reductions in those costs when a new health care insurance provider was selected. Employee benefit costs increased $242,000 in the first quarter of 1996 to a level which is expected to be representative of ongoing costs. The transition to the new carrier has resulted in reduced ongoing hospitalization expense due to lower premiums. Occupancy expense increased $109,000 due to the addition of four branches from the Huntington acquisition and additional maintenance costs associated with the severe weather conditions over the past winter. Equipment expense increased $93,000 mainly due to greater depreciation expense. F.D.I.C. insurance expense declined $401,000 due to lower deposit insurance premiums. Based on recently proposed legislation, management is anticipating a one-time deposit insurance assessment of approximately $1.5 million in 1996 relating to deposits acquired from savings and loan institutions. Amortization of intangible assets increased $178,000 due to the onset of expense attributed to intangible assets associated with the Huntington acquisition. Other operating expenses increased $192,000 due primarily to a higher level of professional services expense.

BT's effective tax rate was 35.0% for the first quarter of 1996, compared to 30.4% for the same period in 1995. The increase is primarily due to a change in federal income tax rules resulting in the retroactive deduction in 1995 of goodwill amortization associated with acquisitions in prior years. Prior to the change, certain amortization expense associated with these acquisitions was nondeductible for federal income tax purposes.






                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------



                                     ITEM 5
                                     ------
                                OTHER INFORMATION
                                -----------------

  The information contained in footnotes 8 and 9 to the Consolidated Balance Sheet included in Part I of this report on Form 10-Q is incorporated by reference in response to this item.




                                     ITEM 6
                                     ------
                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------


(a)  Exhibits
    --------
       Exhibit 27. Financial Data Schedule

(b)  Reports on Form 8-K
    -------------------
       A Form 8-K dated January 12, 1996, was filed on March 18, 1996, under Item 5 of Form 8-K, to report the definitive agreement to acquire Moxham Bank Corporation.

       A Form 8-K/A was filed on February 27, 1996 (amending a Report on Form 8-K dated December 14, 1995), under Item 7 of Form 8-K, which amended and restated financial statements, pro forma financial information and exhibits for BT and The Huntington National Bank of Pennsylvania.







                                SIGNATURES
                                ----------


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           BT FINANCIAL CORPORATION



Date   May 14, 1996                  /s/ John H. Anderson
       -----------------             --------------------
                                     John H. Anderson, Chairman
                                     and Chief Executive Officer




Date   May 14, 1996                  /s/ Mark L. Sollenberger
       -----------------             ------------------------
                                     Mark L. Sollenberger, Executive
                                     Vice President, Treasurer and
                                     Assistant Secretary
                                     (Principal Financial Officer)