Form 10-Q
period 1996-06-30
BT FINANCIAL CORP
filed 1996-08-13
CIK 716459

FORM 10-Q

                Securities and Exchange Commission
                      Washington, D.C. 20549

          [X]  Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  June 30, 1996
                                or
          [ ]  Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

          For the transition period from________ to _________

                  Commission file no.:  0-12377

                     BT FINANCIAL CORPORATION
      (Exact Name of Registrant as Specified in its Charter)

     Pennsylvania                  25-1441348
- ------------------------ ---------------------------------------
(State of Incorporation) (I.R.S. Employer Identification Number)

         551 Main Street, Johnstown, Pennsylvania  15901
     -------------------------------------------------------
       (Address of Principal Executive Offices)  (Zip Code)


                          (814) 532-3801
               ----------------------------------
                  Registrant's Telephone Number



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

                  5,165,650 shares common stock
                         ($5.00 par value)
                       as of August 1, 1996

             BT FINANCIAL CORPORATION AND AFFILIATES

                            FORM 10-Q

                           June 30, 1996


PART I.  FINANCIAL INFORMATION                         PAGE NO.
- ------------------------------                         --------

Item 1.
- -------
Consolidated Balance Sheet - June 30, 1996
and December 31, 1995                                        3

Consolidated Statement of Income
Three and Six Months Ended June 30, 1996 and 1995            4

Consolidated Statement of Cash Flows
Six Months Ended June 30, 1996 and 1995                      5

Notes to Consolidated Financial Statements                   6


Item 2.
- -------
Management's Discussion and Analysis of Financial
Condition and Results of Operations                         11


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.
- -------
Submission of Matters to a Vote of Security Holders         15


Item 6.
- -------
Exhibits and Reports                                        15


Signatures                                                  16

                              ITEM 1
                             --------
                       FINANCIAL STATEMENTS
             BT FINANCIAL CORPORATION AND AFFILIATES
                    CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                          June 30   December 31
                                             1996         1995
                                        (Unaudited)
                                       ------------------------
ASSETS
Cash and cash equivalents               $  61,947  $    59,043
                                       ------------------------
Money market investments:
 Interest-bearing deposits with banks         512        1,484
 Federal funds sold                        21,930       10,165
                                       ------------------------
 Total money market investments            22,442       11,649
                                       ------------------------
Securities available-for-sale             256,001      268,194
Securities held-to-maturity (market
 value of $68,468 at June 30, 1996
 and $35,924 at December 31, 1995)         69,167       35,161
                                       ------------------------
 Total securities                         325,168      303,355
                                       ------------------------

Loans:                                  1,079,783    1,060,871
Less:  Unearned interest                   53,344       49,631
       Reserve for loan losses              9,616       10,033
                                       ------------------------
 Net loans                              1,016,823    1,001,207
                                       ------------------------
Premises and equipment                     33,479       31,724
Accrued interest receivable                 9,971        9,555
Other assets                               33,297       26,027
                                      -------------------------
 Total assets                         $ 1,503,127  $ 1,442,560
                                      =========================
LIABILITIES
Deposits:
 Non-interest-bearing                 $   175,912  $   161,355
 Interest-bearing                       1,128,505    1,091,897
                                      -------------------------
  Total deposits                        1,304,417    1,253,252

Federal funds purchased and
 securities sold under agreements to
 repurchase                                35,030       35,313
Short-term borrowings                       5,124        2,366
Accrued interest payable                    5,590        6,788
Other liabilities                           3,018        2,659
Long-term debt                             18,647       20,083
                                      --------------------------
 Total liabilities                      1,371,826    1,320,461
                                      --------------------------


SHAREHOLDERS' EQUITY
Preferred stock, no par value
 2,000,000 shares authorized,
 shares issued:  0 at June 30, 1996 and
 14,000 at December 31, 1995                   -         1,378
Common stock, par value $5 per share,
 10,000,000 shares authorized,
 shares issued:  5,165,650 at June 30, 1996
 and 4,865,100 at December 31, 1995        25,828       24,326
Surplus                                    41,263       33,675
Retained earnings                          65,172       61,116
Net unrealized holding gains (losses) on
 securities available-for-sale               (962)       1,604
                                      --------------------------
   Total shareholders' equity             131,301      122,099
                                      --------------------------
   Total liabilities and
    shareholders'equity                $1,503,127   $1,442,560
                                      ==========================
The accompanying notes are an integral part of the consolidated financial statements.

            BT FINANCIAL CORPORATION AND AFFILIATES
                CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
        (In thousands, except shares and per share data)
                         Three-months-ended     Six-months-ended
                                    June 30              June 30
                            1996       1995       1996      1995
                         ----------------------------------------
INTEREST INCOME
Loans, including fees    $ 21,768   $19,628    $43,575   $38,518
Investment securities:
 Taxable                    4,568     4,779      8,956     9,471
 Tax-exempt                   145       185        293       389
Deposits with banks             6       124         28       248
Federal funds sold            337       110        646       177
                         ---------------------------------------
  Total interest income    26,824    24,826     53,498    48,803
                         ---------------------------------------
INTEREST EXPENSE
Deposits                   10,482    10,298     21,036    19,777
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                   240       232        579       781
Short-term borrowings          34        46         67       122
Term debt                     324       164        654       359
                         ---------------------------------------
  Total interest expense   11,080    10,740     22,336    21,039
                         ---------------------------------------
NET INTEREST INCOME        15,744    14,086     31,162    27,764
Provision for loan losses     396       377        808       622
                         ---------------------------------------
Net interest income after
 provision for loan losses 15,348    13,709     30,354    27,142
                         ---------------------------------------

OTHER INCOME
Trust income                  749       629      1,392     1,249
Fees for other services     1,628     1,363      3,179     2,650
Net security gains            298       142        283       156
Other income                  166       123        603       255
                        ----------------------------------------
 Total other income         2,841     2,257      5,457     4,310
                        ----------------------------------------

OTHER EXPENSES
Salaries and wages          5,113     4,962     10,297     9,880
Pension and other employee
 benefits                   1,103     1,036      2,172     1,896
Net occupancy expense       1,195     1,004      2,419     2,097
Equipment expense             931       808      1,820     1,603
F.D.I.C. insurance            135       646        269     1,292
Amortization of intangible
 assets                       469       291        936       581
Reorganization expense      1,232       --       1,309        --
Other operating expense     3,504     2,679      6,438     5,423
                         ---------------------------------------
 Total other expenses      13,682    11,426     25,660    22,772
                         ---------------------------------------

INCOME BEFORE INCOME TAXES  4,507     4,540     10,151     8,680
Provision for income taxes  1,529     1,369      3,408     2,528
                         ---------------------------------------
 NET INCOME              $  2,978   $ 3,171    $ 6,743   $ 6,152
                         =======================================
EARNINGS PER SHARE
Primary:
Net Income per share     $    .60  $    .65    $  1.37   $  1.26
Weighted average shares
 outstanding            4,909,570 4,852,028  4,887,335 4,850,818

Fully Diluted:
Net income per share     $    .60  $    .64    $  1.36   $  1.24
Weighted average shares
 outstanding            4,993,254 4,946,903  4,973,452 4,945,693

Dividends paid per
 common share            $    .26  $    .27   $    .54   $   .53

The accompanying notes are an integral part of the consolidated financial statements.
                              - 4 -


            BT Financial Corporation and Affiliates
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                         (In thousands)

                                             Six months ended
                                                      June 30
                                               1996      1995
                                             --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................$  6,743 $  6,152
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses................     808      622
   Provision for depreciation and amortization 1,841    1,620
   Amortization of intangible assets.......      936      581
   Amortization of premium, net of accretion
    of discount on loans and securities....      336      470
   Deferred income taxes...................     (197)    (304)
   Realized securities gains...............     (308)    (156)
   Decrease in interest receivable.........      148      545
   Increase (decrease) in interest payable.   (1,526)   1,463
   Equity in loss of limited partnerships..      105       67
   Other assets and liabilities, net.......     (565)  (2,948)
                                             -------- --------
       Net cash provided by
        operating activities                   8,321    8,112
                                             -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities..........    5,096   16,721
Repayments and maturities of securities
 available-for-sale........................   56,173   32,954
Repayments and maturities of
 securities held-to-maturity...............    2,000    7,000
Purchase of securities available-for-sale..  (18,147) (19,942)
Purchase of securities held-to-maturity....  (35,985) (26,247)
Net decrease (increase) in money
 market investments........................  (10,194)   1,286
Proceeds from sales of loans...............    2,683    2,325
Net increase in loans......................   (7,547) (15,705)
Purchases of premises and
 equipment and other.......................   (3,669)  (2,388)
Net increase in investment in
 limited partnerships......................     (141)    (140)
Purchase of Bank, net of cash acquired.....   (3,336)      --
                                             --------  -------
 Net cash used in
  investing activities                       (13,067)  (4,136)
                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits...................    9,298   31,127
Net decrease in Federal Funds purchased and
  securities sold under agreements
  to repurchase............................     (283) (37,160)
Net increase in short-term borrowings......    2,758    2,326
Proceeds from sale of common stock..........      --       88
Preferred stock cash dividends paid.........     (54)     (60)
Common stock cash dividends paid............  (2,633)  (2,581)
Payment on long-term debt...................  (1,436)  (1,760)
                                             --------  --------
 Net cash provided by (used in)
  financing activities                         7,650   (8,020)
                                             --------  --------
Increase (decrease) in cash and
 cash equivalents...........................   2,904   (4,044)
Cash and cash equivalents at
 beginning of the year......................  59,043   56,018
                                             -------  -------
Cash and cash equivalents at end of period.. $61,947  $51,974
                                             =======  =======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest on deposits and other borrowings..$ 23,562 $ 19,611
 Federal income taxes.......................   3,711    2,368

Details of the acquisition of
 The Armstrong County Trust Company
 on June 13, 1996 follow:
  Fair value of assets acquired.............$ 54,285       --
  Fair value of liabilities assumed.........  42,307       --
                                            --------  -------
  Net assets acquired.......................$ 11,978       --
                                            ========  =======
The accompanying notes are an integral part of the consolidated financial statements.

            BT FINANCIAL CORPORATION AND AFFILIATES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited)

1. In the opinion of the management of BT Financial Corporation
   (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented.
   All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company
   (Bank and Trust), Laurel Bank (Laurel), Fayette Bank
   (Fayette), BT Management Trust Company (Trust Company),
   Bedford Associates, Inc., and the Moxham Community
   Development Corporation. The consolidated financial statements have been restated for periods prior to June 30, 1996 to reflect the merger with Moxham Bank Corporation, a pooling-of-interests transaction consummated on June 25, 1996. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates differ from the statutory tax rate principally due to tax-exempt interest income.

3. Allowance for credit losses -- The Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of
   a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," on January 1, 1995. Under the new guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the debtor and collateral adequacy to determine when a loan is impaired. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant to warrant a review of the loan for impairment. Generally, the minimum period without payment that typically can occur before a loan is considered for impairment is 90 days. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. FASB 114 does not apply to large groups of smaller balance homogeneous loans such as residential mortgage and consumer loans due to the similarity of the attributes and risks associated with these loan types. The Corporation collectively evaluates these types of loans for impairment. In addition, the Corporation collectively reviews for impairment, commercial real estate and commercial
   loans under $250,000.   The aggregation of these loans is
   based upon common risk characteristics such as, among other factors, loan type; geographic or industry risk concentrations; whether the loans have similar terms, such as interest and principal repayment terms; levels and types of collateral; and external credit ratings or internal risk ratings for the particular loans.

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

   At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $3.5 million, with a corresponding valuation allowance of $1.8 million. All of the impaired loans at June 30, 1996, are collateral-dependent loans measured for impairment based on the fair value of the collateral securing the loan. The Corporation does not have any impaired loans for which there is not a related valuation allowance.

   For the quarter ended June 30, 1996, the average recorded investment in impaired loans did not differ materially from the amount outstanding at June 30, 1996. The allowance for loan losses related to impaired loans increased $232,000 during the second quarter of 1996. The increase was mainly due to the addition of an impaired commercial loan and its associated valuation allowance.

   Income recognition on impaired and nonaccrual loans -- Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of
   collection.   Loans that are on a current payment status or
   past due less than 90 days may also be classified as impaired or nonaccrual if repayment in full of principal and/or interest is in doubt. Impaired loans are generally nonaccrual loans, however, the ultimate determination of an impaired loan is based on the aforementioned factors without regard solely to nonaccrual classification. The adoption of FASB 114 did not have any material impact on the comparability of BT's nonperforming asset tables.

   A loan remains on nonaccrual status until it becomes current as to principal and interest or it is determined to be uncollectible and is charged off against the reserve for loan losses. Impaired loans are charged off when the loans are determined to be uncollectible.

   While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. BT recognized approximately $16,000 of interest revenue on impaired loans during the second quarter of 1996, all of which was recognized using the accrual basis method of income recognition.

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

7. Recent Mergers and Acquisitions:

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

   On June 13, 1996, BT acquired and accounted for as a purchase The Armstrong County Trust Company (Armstrong) of Kittanning, Pennsylvania. Subsequent to the acquisition, BT merged Armstrong into Bank and Trust. Armstrong had assets of approximately $50 million and operated one office in Armstrong County. Each Armstrong common share was exchanged for 26.50 shares of BT common stock and $533.21 in cash. The total consideration for the Armstrong acquisition was approximately $12 million in the aggregate for all 8,000 Armstrong shares outstanding. The cash portion of approximately $4.3 million was financed through short-term borrowing from a commercial bank. In connection with the acquisition, goodwill and other intangibles of approximately $5.2 million were recorded. Goodwill is being amortized over 15 years. Results of operations after the acquisition date are included in BT's Consolidated Statement of Income. The following unaudited pro-forma information has been prepared assuming that the acquisition had taken place at the beginning of the respective periods, after including the impact of certain adjustments relevant to the transaction, such as the amortization of goodwill and other intangibles, and the amortization of certain assets acquired based on their respective fair values.

                         Pro-Forma Results (Unaudited)
                    Three Months Ended         Six Months Ended
                         June 30                  June 30
(In thousands,
except share data)      1996      1995           1996       1995
- ----------------------------------------  -----------------------
Net Interest Income $ 16,153  $ 14,568       $ 32,069   $ 28,720
Net Income             2,840     3,280          6,691      6,346
Earnings per share:*
  Primary                .55       .64           1.31       1.24
  Fully Diluted          .55       .64           1.30       1.23

*Reflects the issuance of 26.5 shares of BT common stock (212,000 shares in total) for each share of Armstrong common stock.

 The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations of Armstrong and Bank and Trust.

 On June 25, 1996, BT completed a merger with Moxham Bank Corporation (Moxham) whereby Moxham was merged directly into BT. Approximately 1.0 million shares of BT common stock were exchanged for all of the outstanding common stock of Moxham.
 In addition, all of the outstanding Moxham preferred stock was exchanged for 88,550 shares of BT common stock. The merger has been accounted for as a pooling of interests and accordingly BT's accompanying consolidated financial statements have been restated to include the accounts and operations of Moxham for all periods prior to the merger. Moxham's banking subsidiaries included The Moxham National Bank and The First National Bank of Garrett. Moxham also held a non-bank subsidiary known as the Moxham Community Development Corporation. In connection with the merger, Moxham's banking subsidiaries were merged into Bank and Trust on June 25, 1996. At the time of the merger, Moxham had assets of approximately $235 million and operated 12 branches in Cambria, Somerset, and Westmoreland counties. In conjunction with the merger, four of these branches are scheduled to close during the third quarter of 1996 along with two branches of Bank and Trust and one branch of Laurel Bank as a result of duplicate service areas.

 Separate results of the combining entities are presented for the interim periods shown below. All significant intercompany transactions have been eliminated. BT's results include the effect of the Armstrong transaction after the acquisition date of June
 13, 1996.


                              Three Months Ended June 30
                            1996                  1995
(In thousands,except
share data)    BT      Moxham   Combined   BT    Moxham  Combined
- -----------------------------------------  ----------------------
Net Interest
 Income        $13,365 $ 2,379  $15,744  $11,917  $ 2,169 $14,086
Net Income       2,834     144    2,978    2,800      371   3,171
Earnings per share:
 Primary           -        -       .60      .73       -      .65
 Fully Diluted     -        -       .60      .73       -      .64

                             Six Months Ended June 30
                         1996                        1995
(In thousands,except
share data)    BT     Moxham   Combined   BT   Moxham   Combined
- ---------------------------------------   ----------------------
Net Interest
 Income        $26,470 $ 4,692  $31,162  $23,462  $ 4,302 $27,764
Net Income       5,960     783    6,743    5,444      708   6,152


Earnings per share:
 Primary           -       -       1.37     1.42        -    1.26
 Fully Diluted     -       -       1.36     1.42        -    1.24

 The merger date of June 25, 1996 did not have any material impact on the separate results as stated above for the periods ended June 30, 1996. Certain reclassifications have been made to Moxham's financial information to conform to BT's classification.

 In connection with the Moxham merger, $1.3 million of merger costs and expenses ($959,000 after-tax or $.19 per fully diluted share) were incurred and have been charged to expense in the six month period ended June 30, 1996. The merger costs and expenses consisted primarily of severance pay to furloughed employees and various legal, accounting, and investment banking fees associated with the transaction.

8. The following is a summary of BT's changes in shareholders' equity during the first six months of 1996:

(In thousands, except
share data)                                                  Net
                                                             Unrealized
                                                             holding
                                                             gains
                                                             (losses) on
                                                             securities
                        Preferred  Common          Retained  available
                        Stock      Stock  Surplus  Earnings  for sale   Total
                        ------------------------------------------------------
Balance December
 31, 1995 as
 restated               $ 1,378   $24,326 $33,675   $61,116  $ 1,604  $122,099
Net Income                                            6,743              6,743
Common Stock Dividends,
 $.54 per share                                      (2,633)            (2,633)
Preferred Stock Dividends                               (54)               (54)

Acquisition of The
 Armstrong County
 Trust Company                      1,060   6,652                        7,712

Conversion of Preferred
 Stock into Common Stock (1,378)      442     936                           --

Change in Net Unrealized
 holding gains (losses) on
 securities available for
 sale                                                         (2,566)
                         -----------------------------------------------------
Balance June 30, 1996     $   0   $25,828 $41,263   $65,172  $  (962) $131,301
                         =====================================================

                             ITEM 2
                             ------
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1995 and June 30, 1996, and the material changes in results of operations comparing the three and six month periods ending June 30, 1996 with the respective results for the comparable periods of 1995 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1995.

On June 25, 1996, BT Financial Corporation (BT) completed a merger with Moxham Bank Corporation (Moxham) whereby Moxham was merged directly into BT. Approximately 1.1 million shares of BT common stock were exchanged for all of the outstanding preferred and common stock of Moxham. The merger has been accounted for as a pooling of interests and accordingly, BT's consolidated financial statements have been restated to include the accounts and operations of Moxham for all periods prior to the merger. Additionally, BT acquired and accounted for as a purchase The Armstrong County Trust Company (Armstrong) on June 13, 1996.
Each Armstrong common share was exchanged for 26.50 shares of BT common stock and $533.21 in cash. The total consideration for the Armstrong acquisition was approximately $12 million.

Certain information contained in this report may be considered "forward-looking" information. Refer to BT's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of factors that may affect such forward-looking information.



FINANCIAL REVIEW

Changes in Financial Position

Total loans outstanding, net of unearned interest, increased
$15.2 million at June 30, 1996, compared to year-end 1995 and $106.5 million compared to June 30, 1995. The increase in loans over year-end 1995 is mainly due to approximately $12 million in loans acquired in the Armstrong acquisition. The increase over the prior year is mainly due to approximately $70 million in loans acquired in the acquisition of The Huntington National Bank of Pennsylvania (Huntington) in December, 1995. At June 30, 1996, the level of nonperforming loans increased $3.2 and $5.0 million compared to December 31, 1995, and June 30, 1995, respectively. Nonperforming loans as a percent of outstanding loans, net of unearned interest, were 1.04% at June 30, 1996 and .73% at December 31, 1995 compared to
 .63% at June 30, 1995. The increase in nonperforming loans compared to prior periods is mainly due to various loans acquired in the Huntington acquisition and an increased level of nonperforming commercial loans. The following table provides information with respect to the components of BT's nonperforming assets for the periods indicated.


                              June 30  December 31   June 30
(In thousands)                   1996         1995      1995
                         -----------------------------------
Loans 90 days or more
 past-due                     $ 1,280      $ 2,077   $ 1,208
Restructured loans                318          318       662
Nonaccrual loans                9,037        5,013     3,815
                         -----------------------------------
 Total nonperforming loans     10,635        7,408     5,685
Other real estate owned           799          912       736
                         -----------------------------------
 Total nonperforming assets   $11,434      $ 8,320   $ 6,421
                         ===================================

The reserve as a percent of nonperforming loans was 90%, 135% and 158% for June 30, 1996, December 31, 1995 and June 30, 1995,
respectively. The majority of expected losses in the Huntington consumer portfolio have been charged off against the reserve for loan losses. The BT Credit and Collection functions continue to address the remaining delinquencies. As a percent of total outstanding loans, net of unearned interest, the reserve for loan losses was .94% at June 30, 1996, compared to .99% at year-end 1995 and June 30, 1995. Based upon loan reviews and corresponding collateral, management believes the reserve for loan losses is adequate to cover potential losses in the current portfolio.

Total securities increased $21.8 million at June 30, 1996 compared to year-end 1995 primarily due to approximately $36 million in securities acquired in the Armstrong acquisition. Money market investments increased $10.8 million over the same period mainly due to a temporary increase in federal funds sold resulting from an influx of certain transitory deposits at June 30, 1996 due to the Moxham acquisition.

Total deposits at June 30, 1996, increased $51.2 million over year-end 1995 and $125.3 million over June 30, 1995. The increase over year-end 1995 is mainly due to approximately $42 million in deposits acquired in the Armstrong acquisition. The increase over the same period in the prior year is essentially due to deposits acquired in the Huntington and Armstrong acquisitions.








Results of Operations

Second Quarter 1996 vs. Second Quarter 1995

The second quarter of 1996 produced net income before nonrecurring reorganization costs of $3.9 million, or $.78 per share on a fully diluted basis, an increase of $707,000 or $.14 per share over the same period of 1995. The inclusion of $900,000 in after-tax reorganization costs associated with the Moxham merger reduced second quarter earnings to $.60 per share on a fully diluted basis.

The annualized return on average assets for the second quarter of 1996 and 1995 was .82% and .95%, respectively. The annualized return on average shareholders' equity was 9.48% in 1996 and 11.26% in 1995 for the second quarter. Excluding the reorganization costs, the 1996 annualized return on average assets for the second quarter was 1.07% and the second quarter 1996 annualized return on average shareholders' equity was 12.34%.

Net interest income on a fully taxable equivalent basis was $27.2 million for the second quarter of 1996 compared to $25.2 million for the same period of 1995. The increase of $2.0 million was due essentially to a higher level of interest-earning assets resulting from the Huntington acquisition. Also contributing to the increase in net interest income was a higher net interest margin. Second quarter net interest margins for 1996 and 1995 were 4.80% and 4.62%, respectively.

The provision for loan losses increased $19,000 in the second quarter of 1996 compared to the second quarter of 1995 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were $667,000 in the second quarter of 1996 compared to $371,000 in 1995. The higher level of charge-offs was primarily due to credit losses associated with certain loans acquired in the Huntington acquisition.

Total other income increased $584,000 in the second quarter of 1996 compared to the same period of 1995. The increase is due to greater volumes of trust assets under management, increased deposit account volumes, and increased security gains.

Total other expenses increased $2.3 million in the second quarter of 1996 compared to the second quarter of 1995. Approximately

55% of the increase was due to reorganization costs associated with the Moxham merger. The Huntington acquisition was the principal reason for the other increases in operating expenses. Salaries increased a modest 3% due to merit increases while full-time equivalent employees fell to 756 from 801. During 1995, certain reserves associated with self-funded health care costs provided additional reductions in health insurance costs when a new insurance provider was selected. Employee benefit costs increased in 1996 when health care costs returned to a level that is expected to be representative of ongoing costs. The selection of the new insurance carrier has resulted in reduced ongoing health care costs. Occupancy expense increased primarily due to an increase in branch locations from the Huntington acquisition. Equipment expense increased approximately 15% in the second quarter of 1996 compared to the second quarter of 1995 due to increased depreciation expense associated with the automation of various branch banking offices as well as other technology investments. FDIC insurance expense decreased 79% due to a decrease in FDIC premiums to negligible levels. 1996 FDIC premiums are primarily for deposits acquired in several transactions with savings and loan institutions. Amortization of intangible assets increased $178,000 or 61% due to the amortization of intangible assets associated with the Huntington acquisition. Other operating expenses increased
$825,000 due to the Huntington acquisition, conversion costs associated with recent acquisitions and some increased costs related to corporate restructurings and the centralization of various operational functions. Seven branch bank offices are scheduled to close as a result of the Moxham merger in the third quarter of 1996. These closings and the installation of various technologies and corporate restructurings are expected to provide additional operating efficiencies in future periods.

BT's effective tax rate for the second quarter of 1996 was 33.9% compared to 30.2% for the second quarter of 1995. The increase is due to increased levels of nondeductible expenses from acquisitions and higher levels of taxable income as compared to tax-exempt income.

Six Months Ended June 30, 1996 vs. Six Months Ended June 30,
1995

In the first half of 1996, BT experienced higher levels of net interest income and total other income offset in part by increases in the provision for loan losses and total other expenses when compared to the same period of 1995. Net income for the first six months of 1996 was $7.7 million, or $1.55 per share on a fully diluted basis, exclusive of the impact of $959,000 in after-tax nonrecurring reorganization costs related to the Moxham merger. Compared to the same period of 1995, these results reflect an earnings increase of $1.6 million, or 25.2%, as well as a $.31 increase, or 25.0% improvement in earnings per share on a fully diluted basis. The one-time charges related to the Moxham merger lowered BT's net income to $6.7 million or $1.36 per share on a fully diluted basis for the first half of 1996.

For the first six months of 1996, the annualized return on average assets was .93%, compared to .92% in 1995. The annualized return on average shareholders' equity for the first six months of 1996 and 1995 was 10.81% and 11.20%, respectively. Excluding the impact of the non-recurring reorganization costs related to the Moxham merger, the annualized return on shareholders' equity was 12.35% and the annualized return on average assets was 1.07% for the first six months of 1996.

Fully taxable equivalent net interest income was $31.9 million for the first six months of 1996, compared to $28.4 million for the same period of 1995. The increase of $3.5 million was due primarily to a higher level of interest-earning assets resulting from the Huntington acquisition as well as a higher-yielding asset mix. The net interest margin, on a fully taxable equivalent basis, improved 19 basis points to 4.78% in 1996, compared to 4.59% in the first six months of 1995. Based on internal analysis, management is currently anticipating a fairly stable net interest margin level during the third quarter of

1996. The utilization of recent technological enhancements has enabled management to more effectively monitor its asset/liability position while providing the capability to develop advanced interest rate risk strategies through sophisticated modeling techniques.

The provision for loan losses increased $186,000 in the first six months of 1996, compared to the same period of 1995 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were $1,384,000 in 1996 compared to $678,000 in the first six months of 1995. The higher level of net charge-offs in 1996 is mainly due to credit losses associated with certain loans acquired in the Huntington acquisition.

Total other income increased $1.1 million in the first six months of 1996 compared to the same period last year. The increase is due to greater volumes of trust assets under management, increased deposit account volumes and somewhat higher security gains. The sale of real estate at Laurel and the sale of the Salem 22 office of the former Moxham Bank contributed approximately $270,000 to other income.

Total other expenses increased $2.9 million in the first six months of 1996 compared to the same period of 1995. Approximately 45% of the increase was due to the recording of $1.3 million in nonrecurring reorganization costs associated with the Moxham merger. Most of the other increases are a result of the Huntington acquisition, which occurred in December 1995. Salaries and wages increased $417,000, primarily due to periodic merit increases. In 1995, certain reserves associated with self-funded health care costs provided additional reductions in those costs when a new health care insurance provider was selected. Employee benefit costs increased in the first six months of 1996 when health care costs returned to a level which is expected to be representative of ongoing costs.
The transition to the new carrier has resulted in reduced ongoing hospitalization expense due to lower premiums. Occupancy expense increased $322,000, primarily due to the addition of four branches from the Huntington acquisition. Equipment expense increased $217,000 mainly due to greater depreciation expense. F.D.I.C. insurance expense declined $1,023,000 due to lower deposit insurance premiums. Amortization of intangible assets increased $355,000 due to the onset of expense attributed to intangible assets associated with the Huntington acquisition. Other operating expenses increased $1,015,000 due to the Huntington acquisition, conversion costs associated with acquisitions and some increased costs related to corporate restructurings and the centralization of various operational functions.

BT's effective tax rate was 33.6% for the first six months of 1996, compared to 29.1% for the same period in 1995. The increase is primarily due to a change in federal income tax rules resulting in the retroactive deduction in 1995 of goodwill amortization associated with acquisitions in prior years.

                            PART II
                            -------
                       OTHER INFORMATION
                       -----------------


                             ITEM 4
                             ------
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

   The Annual Meeting of BT Financial Corporation was held on
Tuesday, May 14, 1996, in the Johnstown Bank and Trust Building,
Johnstown, Pennsylvania.  The following directors were elected:

   NAME             VOTES FOR      VOTES WITHHELD   TERM EXPIRES
- -----------------  --------------  --------------   ------------
Martin L. Bearer   3,244,824.7238   100,196.8936       2000
L. Robert Kimball  3,239,379.9894   105,641.6280       2000
Ethel J. Otrosina  3,215,597.0598   129,424.5576       2000


  A Special Meeting of BT Financial Corporation was held on Tuesday, June 25, 1996, in the Johnstown Bank and Trust Building, Johnstown, Pennsylvania to vote on a proposal to adopt and approve an Agreement and Plan of Reorganization dated as of January 12, 1996, as subsequently amended, by and between BT Financial Corporation and Moxham Bank Corporation. The proposal was approved as follows:

         VOTES FOR        VOTES AGAINST        ABSTENTIONS
      ----------------   ---------------      ------------
       2,615,573.6275      42,693.5689        214,686.1007



                             ITEM 6
                             ------
                EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a.)  Exhibits

       Exhibit 11    Computation of Net Income Per Share.
       Exhibit 27.1  Financial Data Schedule.
       Exhibit 27.2  Restated Financial Data Schedule.


(b.)  Reports on Form 8-K

    A Form 8-K dated as of June 13, 1996, was filed under items
2 and 7, to report the completion of the merger with The
Armstrong County Trust Company and BT's press release regarding the finalization of the merger.

    A Form 8-K dated as of June 25, 1996 was filed under items 2 and 7, to report the completion of the merger with Moxham Bank Corporation, the appointment of former Moxham directors to BT's Board of Directors (including certain affiliate board appointments) pursuant to the merger agreement, the scheduled branch closings as a result of the merger and BT's press release regarding the finalization of the merger.

                           SIGNATURES
                           ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BT FINANCIAL CORPORATION


Date:  August 13, 1996              /s/ John H. Anderson
     -----------------------       -------------------------
                                   John H. Anderson, Chairman
                                   and Chief Executive Officer


Date:  August 13, 1996              /s/ Mark L. Sollenberger
     -----------------------       -------------------------
                                   Mark L. Sollenberger,
                                   Executive Vice President,
                                   Treasurer and
                                   Assistant Secretary
                                   (Principal Financial Officer)