Form 10-Q
period 1996-09-30
BT FINANCIAL CORP
filed 1996-11-14
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

          [ X ]   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended:  September 30, 1996

                                 or

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

                    5,682,215 shares common stock
                          ($5.00 par value)
                       as of November 1, 1996



                 BT FINANCIAL CORPORATION AND AFFILIATES


                              FORM 10-Q

                          September 30, 1996



     Part I.  Financial Information                      Page No.
     ------------------------------                      -------

     Item 1.
     -------

          Consolidated Balance Sheet - September 30, 1996
               and December 31, 1995                         3

          Consolidated Statement of Income
               Three and Nine Months Ended
               September 30, 1996 and 1995                   4

          Consolidated Statement of Cash Flows
               Nine Months Ended September 30, 1996
               and 1995                                      5

          Notes to Consolidated Financial Statements         6

     Item 2.
     -------

          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                11

     Part II.  Other Information
     ---------------------------

     Item 6.
     -------

          Exhibits and Reports                              16


    Signatures                                              17


                               ITEM 1
                               ------
                         FINANCIAL STATEMENTS
                         --------------------
                BT FINANCIAL CORPORATION AND AFFILIATES
                ---------------------------------------
                     CONSOLIDATED BALANCE SHEET
                     --------------------------
                            (Unaudited)
                            -----------

                                 (In thousands, except share data)
                                     September 30      December 31
                                             1996             1995
                                    ------------------------------
ASSETS
Cash and Cash equivalents                 $58,470           59,043

Money market investments:
  Interest-bearing deposits with banks        450            1,484
  Federal funds sold                       12,000           10,165
                                     ------------------------------
       Total money market investments      12,450           11,649
                                     ------------------------------

Securities available-for-sale             237,176          268,194
Securities held-to-maturity (market value
  of $75,048 at September 30, 1996 and
  $35,924 at December 31, 1995)            75,155           35,161
                                     ------------------------------
       Total securities                   312,331          303,355
                                     ------------------------------

Loans:                                  1,096,272        1,060,871
  Less:  Unearned interest                 56,438           49,631
         Reserve for loan losses            9,617           10,033
                                     ------------------------------
       Net loans                        1,030,217        1,001,207

Premises and equipment                     32,102           31,724
Accrued interest receivable                10,109            9,555
Other assets                               32,795           26,027
                                     ------------------------------
       Total assets                    $1,488,474      $ 1,442,560
                                     ==============================

LIABILITIES
Deposits:
  Non-interest-bearing                    167,118          161,355
  Interest-bearing                      1,116,625        1,091,897
                                     ------------------------------
       Total deposits                   1,283,743        1,253,252

Federal funds purchased and securities
 sold under agreements to repurchase       36,308           35,313
Short-term borrowings                       5,280            2,366
Accrued interest payable                    6,987            6,788
Other liabilities                           4,644            2,659
Long-term debt                             17,928           20,083
                                     -----------------------------
       Total liabilities               $1,354,890       $1,320,461
                                     -----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  2,000,000 shares authorized,
  shares issued:  14,000 at
  December 14, 1995                          -               1,378
Common stock, par value $5 per share,
  10,000,000 shares authorized,
  shares issued:  5,165,650 at
  September 30, 1996
  and 4,865,100 at December 31, 1995      25,828            24,326
Surplus                                   58,309            33,675
Retained earnings                         49,535            61,116
Net unrealized holding gains (losses) on
  securities available-for-sale              (88)            1,604
                                     ------------------------------
       Total shareholders' equity        133,584           122,099
                                     ------------------------------
       Total liabilities and
            shareholders' equity      $1,488,474        $1,442,560
                                     ==============================

The accompanying notes are an integral part of the consolidated financial statements.

           BT FINANCIAL CORPORATION AND AFFILIATES
            ---------------------------------------
               CONSOLIDATED STATEMENT OF INCOME
               --------------------------------
                        (Unaudited)
                        -----------

       (In thousands, except shares and per share data)

                           Three-months-ended  Nine-months-ended
                                 September 30       September 30
                             1996        1995     1996      1995
                            ------------------  -----------------
INTEREST INCOME

Loans, including
 fees                      $22,216    $20,170   $65,791   $58,687
Investment securities:
  Taxable                    5,027      4,929    13,982    14,401
  Tax-exempt                   152        153       445       543
Deposits with banks              3         47        32       294
Federal funds sold             265         42       911       220
                           -------------------  -----------------
  TOTAL INTEREST
  INCOME                    27,663     25,341    81,161    74,145
                           -------------------  -----------------
INTEREST EXPENSE

Deposits                    10,722     10,118    31,757    29,895
Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase                288        354       867     1,136
Short-term borrowings           48        104       115       226
Term debt                      312        148       967       507
                           -------------------  ------------------
  TOTAL INTEREST
  EXPENSE                   11,370     10,724    33,706    31,764
                           -------------------  ------------------

NET INTEREST INCOME         16,293     14,617    47,455    42,381

Provision for loan
  losses                       618        767     1,426     1,389
                           -------------------  ------------------
  NET INTEREST
  INCOME AFTER
  PROVISION FOR
  LOAN LOSSES               15,675     13,850    46,029    40,992
                           -------------------  ------------------

OTHER INCOME

Trust income                   764        629     2,156     1,879
Fees for other
  services                   1,665      1,466     4,844     4,115
Net security gains (losses)    123        (42)      406       115
Other income                   151        200       753       453
                          -------------------  ------------------
  Total other
  income                     2,703      2,253     8,159     6,562
                          -------------------  ------------------

OTHER EXPENSES

Salaries and wages           5,029      4,868    15,326    14,746
Pension and other
  employee benefits            965      1,118     3,137     3,015
Net occupancy expense        1,127        999     3,546     3,096
Equipment expense            1,117        932     2,937     2,535
F.D.I.C. insurance           1,516         77     1,785     1,370
Amortization of
  intangible assets            525        291     1,461       872
Reorganization expense          --         --     1,309        --
Other operating expense      3,403      2,739     9,840     8,161
                          -------------------  ------------------
  Total other
    expenses                13,682     11,024    39,341    33,795
                          -------------------  ------------------

INCOME BEFORE
  INCOME TAXES               4,696      5,079    14,847    13,759

Provision for income
  taxes                      1,581      1,614     4,989     4,142
                          -------------------  ------------------
  NET INCOME               $ 3,115    $ 3,465    $9,858    $9,617
                          ===================  ==================

EARNINGS PER SHARE

Primary:
Net Income per share      $   .55    $   .64      $ 1.79    $ 1.78
Weighted average
  shares outstanding    5,682,215  5,346,953   5,478,862 5,339,584

Fully Diluted:
Net Income per share      $   .55    $   .64      $ 1.78    $ 1.77
Weighted average
  shares outstanding    5,682,215  5,444,358   5,541,785 5,441,627

DIVIDENDS PAID PER
  COMMON SHARE            $   .30     $  .24      $  .79    $  .73

The accompanying notes are an integral part of the consolidated financial statements.

Note: Share and per share data have been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

                      BT Financial Corporation and Affiliates
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                  (In thousands)

                                               Nine months ended
                                                    September 30
                                                  1996      1995
                                               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................        $ 9,858  $  9,617
Adjustments to reconcile net income to
  net cash provided by operating activities
  Provision for loan losses............          1,426     1,389
  Provision for depreciation and
       amortization....................          2,853     2,466
  Amortization of intangible assets              1,461       872
  Amortization of premium, net of
       accretion of discount on loans and
       securities.......................            61       625
  Deferred income taxes...............            (242)      (10)
  Realized securities gains...........            (406)     (115)
  Decrease (increase) in interest receivable        10      (317)
  Increase (decrease) in interest
       payable..........................          (129)    2,791
  Equity in loss of limited partnerships           144       128
  Other assets and liabilities, net...           3,931    (4,364)
                                               -------------------
           Net cash provided by operating
            activities                          18,967    13,082
                                               -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities......          5,328    26,145
Repayments and maturities of securities
  available-for-sale..................          73,475    44,794
Repayments and maturities of securities
  held-to-maturity....................           4,000    11,000
Purchases of securities available-for-
  sale................................         (21,567)  (26,013)
Purchase of securities held-to-maturity        (41,961)  (31,219)
Net decrease (increase) in money market
  investments.........................            (202)    4,869
Proceeds from sales of loans...........          6,247     5,567
Net increase in loans..................        (24,361)  (44,370)
Purchases of premises and equipment
  and other...........................          (3,009)   (3,515)
Net increase in investment in limited
  partnerships........................            (141)     (115)
Purchase of Bank, net of cash acquired.         (3,336)       --
                                               -------------------

          Net cash used in investing
            activities                          (5,527)  (12,857)
                                               -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits....        (11,376)   24,582
Net increase (decrease) in Federal
  Funds purchased and securities sold
  under agreements to repurchase......             995   (18,762)
Net increase (decrease) in short-term
  borrowings..........................           2,914    (6,421)
Proceeds from sale of common stock.....              0       135
Preferred stock cash dividends paid....            (54)      (88)
Common stock cash dividends paid.......         (4,337)   (3,873)
Payment on long-term debt..............         (2,155)   (2,440)
                                               -------------------
            Net cash provided by (used in)
             financing activities              (14,013)   (6,867)
                                               -------------------
Decrease in cash and cash equivalents..           (573)   (6,642)
Cash and cash equivalents at beginning
  of the year.........................          59,043    56,018
                                               -------------------
Cash and cash equivalents at end of
  period..............................         $58,470   $49,376
                                               ===================

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:
  Interest on deposits and other
       borrowings.......................      $ 33,507  $ 29,025
  Federal income taxes................           4,961     5,963


Details of the acquisition of The
  Armstrong County Trust Company
  on June 13, 1996 follow:
       Fair value of assets acquired....      $ 54,285  $    --
       Fair value of liabilities assumed        42,307       --
                                              ------------------
       Net assets acquired..............      $ 11,978 $     --
                                              ==================

The accompanying notes are an integral part of the consolidated financial statements.

             BT FINANCIAL CORPORATION AND AFFILIATES
             ---------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

                           (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.
       The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company), Bedford Associates, Inc., and the Moxham Community Development Corporation. The consolidated financial statements have been restated for periods prior to June 30, 1996 to reflect the merger with Moxham Bank Corporation, a pooling-of-interests transaction consummated on June 25, 1996. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates differ from the statutory tax rate principally due to tax-exempt interest income.

3. Allowance for credit losses -- The Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," on January 1, 1995. Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the debtor and collateral adequacy to determine when a loan is impaired. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant to warrant a review of the loan for impairment. Generally, the minimum period without payment that typically can occur before a loan is considered for impairment is 90 days. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. FASB 114 does not apply to large groups of smaller balance homogeneous loans such as residential mortgage and consumer loans due to the similarity of the attributes and risks associated with these loan types. The Corporation collectively evaluates these types of loans for impairment.
       In addition, the Corporation collectively reviews for impairment, commercial real estate and commercial loans under
       $250,000.   The aggregation of these loans is based upon
       common risk characteristics such as, among other factors, loan type; geographic or industry risk concentrations; whether the loans have similar terms, such as interest and principal repayment terms; levels and types of collateral; and external credit ratings or internal risk ratings for the particular loans.

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

       At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $4.8 million, with a corresponding valuation allowance of $2.4 million. All of the impaired loans at September 30, 1996, are collateral-dependent loans measured for impairment based on the fair value of the collateral securing the loan. The Corporation does not have any impaired loans for which there is not a related valuation allowance.

       For the quarter ended September 30, 1996, the average recorded investment in impaired loans did not differ materially from the amount outstanding at September 30, 1996. The allowance for loan losses related to impaired loans increased $577,000 during the third quarter of 1996. The increase was mainly due to the addition of two impaired commercial loans and their associated valuation allowances.

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

       While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally recorded as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. BT recognized approximately $17,000 of interest revenue on impaired loans during the third quarter of 1996, all of which was recognized using the accrual basis method of income recognition.

4. In March 1995, FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This standard requires long-lived assets and certain identifiable intangible assets, such as goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. BT adopted this statement on January 1, 1996, and the effect on BT's financial statements as a result of the adoption was not material.

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

7.  Recent Mergers and Acquisitions:
    -------------------------------

  On December 14, 1995, BT acquired The Huntington National Bank of Pennsylvania, (Huntington), Uniontown, Pennsylvania, and merged it into Fayette Bank. Huntington had total assets of approximately $102 million and operated five branches in Fayette and Greene counties. On January 8, 1996, Huntington's former Uniontown branch was closed and merged into Fayette Bank's Uniontown office. The acquisition was accounted for as a purchase, with a purchase price of $25.5 million in cash. Goodwill and other intangibles of approximately $10.2 million were recorded in connection with the transaction. Goodwill is being amortized over 15 years.

  On June 13, 1996, BT acquired and accounted for as a purchase The Armstrong County Trust Company (Armstrong) of Kittanning, Pennsylvania. Subsequent to the acquisition, BT merged Armstrong into Bank and Trust. Armstrong had assets of approximately $50 million and operated one office in Armstrong County. Each Armstrong common share was exchanged for 26.50 shares of BT common stock and $533.21 in cash. The total consideration for the Armstrong acquisition was approximately $12 million in the aggregate for all 8,000 Armstrong shares outstanding. The cash portion of approximately $4.3 million was financed through short-term borrowing from a commercial bank. In connection with this acquisition, goodwill and other intangibles of approximately $5.2 million were recorded. Goodwill is being amortized over 15 years. Armstrong's results of operations after June 13, 1996 are included in BT's Consolidated Statement of Income. The following unaudited pro-forma information has been prepared assuming that the Armstrong acquisition had taken place at the beginning of the respective periods, after including the impact of certain adjustments relevant to the transaction, such as the amortization of goodwill and other intangibles, and the amortization of certain assets acquired based on their respective fair values.


                           PRO-FORMA RESULTS (UNAUDITED)
                     Three Months Ended       Nine Months Ended
(In thousands,             September 30            September 30
except share data)                 1995         1996       1995
                     ---------------------    -----------------

Net Interest
Income                          $15,095        $48,362  $43,815

Net Income                        3,619          9,806    9,965

Earnings per
share:*
  Primary                           .64           1.74     1.77
  Fully Diluted                     .64           1.73     1.76

  *Reflects the issuance of 26.5 shares of BT common stock
  (212,000 shares in total) for each share of Armstrong common stock.

  Note: Per share data has been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

  The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations of Armstrong and Bank and Trust.

  On June 25, 1996, BT completed a merger with Moxham Bank Corporation (Moxham) whereby Moxham was merged directly into BT. Exactly 1,038,519 shares of BT common stock were exchanged for all of the outstanding common stock of Moxham. In addition, all of the outstanding Moxham preferred stock was exchanged for 88,550 shares of BT common stock. The merger has been accounted for as a pooling of interests and accordingly BT's accompanying consolidated financial statements have been restated to include the accounts and operations of Moxham for all periods prior to the merger. Moxham's banking subsidiaries included The Moxham National Bank and The First National Bank of Garrett. Moxham also held a non-bank subsidiary known as the Moxham Community Development Corporation. In connection with the merger, Moxham's banking subsidiaries were merged into Bank and Trust on June 25, 1996. At the time of the merger, Moxham had assets of approximately $235 million and operated 12 branches in Cambria, Somerset, and Westmoreland counties. In conjunction with the merger, four of these branches closed during the third quarter of 1996 along with two branches of Bank and Trust and one branch of Laurel Bank as a result of duplicate service areas.

  Separate results of the combining entities are presented for the interim periods shown below. All significant intercompany transactions have been eliminated. BT's results include the effect of the Armstrong transaction after the acquisition date of June 13, 1996.

(In thousands,       THREE MONTHS ENDED SEPTEMBER 30
except share data)               1995


                       BT      Moxham     Combined
                       --      ------     --------
Net Interest
Income            $12,384     $ 2,233      $14,617

Net Income          3,044         421        3,465

Earnings per
share:
  Primary             .72           -          .64
  Fully Diluted       .72           -          .64




(In thousands,                 NINE MONTHS ENDED SEPTEMBER 30
except share data)            1996                        1995

                  BT      Moxham    Combined       BT     Moxham    Combined
                  --      ------    --------       --     ------    --------
Net Interest
Income       $42,763     $ 4,692     $47,455   $35,846    $6,535    $42,381

Net Income     9,075         783       9,858     8,488     1,129      9,617

Earnings per
share:
  Primary          -           -        1.79      2.02         -       1.78
  Fully Diluted    -           -        1.78      2.02         -       1.77

  Note: Per share data has been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

  Certain reclassifications have been made to Moxham's financial information to conform to BT's classification.

  In connection with the Moxham merger, $1.3 million of merger costs and expenses ($959,000 after-tax or $.17 per fully diluted share) were incurred and have been charged to expense in the nine month period ended September 30, 1996. The merger costs and expenses consisted primarily of severance pay to furloughed employees and various legal, accounting, and investment banking fees associated with the transaction.

8. On August 28, 1996, the Board of Directors declared a 10% stock dividend payable October 22, 1996, to shareholders of record September 20, 1996. BT transferred $17,046,645, representing 516,565 common shares at a market value of $33.00 from retained earnings to surplus on a declaration date. On October 22, 1996, $2,582,825 was transferred from surplus to common stock, representing the $5.00 par value of the common shares issued.

9. The following is a summary of BT's changes in shareholders' equity during the first nine months of 1996:

                                                        Net
                                                        Unrealized
(In thousands,                                          holding
except share                                            gains
data)                                                   (losses)
                                                        on
                                                        securities
                     Preferred Common         Retained  available
                     Stock     Stock  Surplus Earnings  for sale    Total
                     -----------------------------------------------------
Balance December 31,
1995 as restated    $ 1,378   $24,326 $33,675  $61,116 $ 1,604    $122,099

Net Income                                       9,858               9,858

Common Stock
Dividends, $.79
per share                                       (4,337)             (4,337)

Preferred Stock
Dividends                                          (54)                (54)

Acquisition of
The Armstrong
County Trust
Company and Other               1,060   6,652       (2)              7,710

Conversion of
Preferred Stock
into Common Stock    (1,378)      442     936                           --

10% Stock
Dividend                               17,046  (17,046)                 --

Change in Net
Unrealized
holding gains
(losses) on
securities
available for
sale                                                    (1,692)     (1,692)
                     -----------------------------------------------------

BALANCE SEPTEMBER 30,
1996                     $0   $25,828 $58,309  $49,535 $   (88)   $133,584
                    ======================================================

Note: Per share data has been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

                           ITEM 2
                           ------
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ---------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1995 and September 30, 1996, and the material changes in results of operations comparing the three and nine month periods ending September 30, 1996 with the respective results for the comparable periods of 1995 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1995.

On June 25, 1996, BT Financial Corporation (BT) completed a merger with Moxham Bank Corporation (Moxham) whereby Moxham was merged directly into BT. Exactly 1,127,069 shares of BT common stock were exchanged for all of the outstanding preferred and common stock of Moxham. The merger has been accounted for as a pooling of interests and accordingly, BT's consolidated financial statements have been restated to include the accounts and operations of Moxham for all periods prior to the merger. Additionally, BT acquired and accounted for as a purchase The Armstrong County Trust Company (Armstrong) on June 13, 1996.
Each Armstrong common share was exchanged for 26.50 shares of BT common stock and $533.21 in cash. The total consideration for the Armstrong acquisition was approximately $12 million.

Certain information contained in this report may be considered "forward-looking" information. Refer to BT's Annual Report on Form 10-K for the year ended December 31, 1995 for a discussion of factors that may affect such forward-looking information.


FINANCIAL REVIEW
----------------

OVERVIEW
--------

A key element in BT's growth strategy is expansion of the Corporation through mergers and acquisition activity. Recent merger activity has served to enlarge BT's total assets to approximately $1.5 billion at September 30, 1996. This represents a sizeable 34% increase in assets over September 30, 1995, on a historical non-pooled basis. BT's financial position and results of operations have been largely impacted due to the recent merger with Moxham and the acquisitions of Armstrong and The Huntington National Bank of Pennsylvania (Huntington) which occurred in December 1995. Most of the significant changes in the financial statements presented are a direct result of such merger activity. The Moxham merger resulted in one-time reorganization costs of approximately $1.3 million ($959,000 net of tax). Most of these costs were expensed in the second quarter of 1996. Additionally, BT's third quarter 1996 earnings were affected by a nonrecurring deposit insurance assessment of $1.4 million ($899,000 net of tax). The one-time charge was related to deposits acquired from savings and loan institutions in past acquisitions. Despite these significant nonrecurring expenses, BT achieved increased earnings for the nine months ended September 30, 1996, compared to the same period of 1995.

CHANGES IN FINANCIAL POSITION

Total loans outstanding, net of unearned interest, increased $28.6 million at September 30, 1996, compared to year-end 1995 and $110.3 million compared to September 30, 1995. The increase in loans over year-end 1995 is due to approximately $12 million in loans acquired in the Armstrong acquisition and growth in commercial loans. The increase over the prior year is principally due to loans acquired in the acquisition of Huntington. At September 30, 1996, the level of nonperforming loans increased $5.9 and $8.4 million compared to December 31, 1995, and September 30, 1995, respectively. Nonperforming loans as a percent of outstanding loans, net of unearned interest, were 1.28% at September 30, 1996 and .73% at December 31, 1995 compared to .53% at September 30, 1995. At September 30, 1996, various loans acquired in the Huntington acquisition accounted for approximately $3.0 million of the increase in nonperforming loans compared to September 30, 1995 and $1.3 million of the increase compared to year-end 1995. Roughly $2.2 million of the increase over both periods was due to a higher level of nonperforming consumer loans. Increased nonperforming commercial loans accounted for approxmately $2.0 million and $1.4 million of the increases over September 30, 1995 and year-end 1995, respectively. The following table provides information with respect to the components of BT's nonperforming assets for the periods indicated.


                       SEPTEMBER 30     DECEMBER 31  SEPTEMBER 30
(In thousands)                 1996            1995          1995
                            -------------------------------------
Loans 90 days or more
  past-due                  $   128          $ 2,077      $ 1,019
Restructured loans              317              318          319
Nonaccrual loans             12,870            5,013        3,576
                            --------------------------------------
  Total non-performing
   loans                     13,315            7,408        4,914
  Other real estate owned       809              912        1,073
                            --------------------------------------
   Total non-performing
    assets                  $14,124          $ 8,320      $ 5,987
                            ======================================

The reserve as a percent of nonperforming loans was 72%, 135% and 192% for September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. As a percent of total outstanding loans, net of unearned interest, the reserve for loan losses was .92% at September 30, 1996, compared to .99% at year-end 1995 and 1.02% at September 30, 1995. Based upon loan reviews and corresponding collateral, management believes the reserve for loan losses is adequate to cover foreseeable potential losses in the current portfolio.

Total securities increased $9.0 million at September 30, 1996 compared to year-end 1995 mainly due to securities acquired in the Armstrong acquisition. Money market investments increased $801,000 compared to year-end 1995 while increasing $8.5 million compared to September 30, 1995. Management intends to redeploy excess money market investments to fund anticipated loan growth and acquire additional securities.

Total deposits at September 30, 1996, increased $30.5 million over year-end 1995 and $111.2 million over September 30, 1995. The increase over year-end 1995 is primarily due to approximately $42 million in deposits acquired in the Armstrong acquisition. The increase over the prior year is essentially due to deposits acquired in the Huntington and Armstrong acquisitions.

RESULTS OF OPERATIONS

A ten percent stock dividend was distributed on October 22, 1996, to shareholders of record September 20, 1996. All per share data in the following discussions has been adjusted to reflect the stock dividend.


Third Quarter 1996 vs. Third Quarter 1995

Third quarter results for 1996 were adversely impacted by a recently enacted one-time deposit insurance assessment of approximately $1.4 million ($899,000 net of tax) related to deposits acquired from savings and loan institutions. Net income for the third quarter of 1996, before the nonrecurring assessment, was $4.0 million, or $0.71 per fully diluted share, compared to $3.5 million, or $.64 per share for the same period of 1995. Higher levels of net interest income and total other income offset increases in total other expenses and the provision for income taxes. The inclusion of the nonrecurring deposit insurance assessment reduced third quarter 1996 earnings to $3.1 million or $.55 per fully diluted share.

Excluding the one-time deposit insurance assessment, the 1996 annualized return on average assets for the third quarter was 1.08% and the third quarter 1996 annualized return on average shareholders' equity was 12.13%. Including the nonrecurring assessment, the annualized return on average assets for the third quarters of 1996 and 1995 was .84% and 1.03%, respectively, and the annualized return on average shareholders' equity was 9.41% in 1996 and 11.84% in 1995 for the third quarter.

Net interest income on a fully taxable equivalent basis was $16.7 million for the third quarter of 1996 compared to $15.0 million for the same period of 1995. The increase of $1.7 million was due essentially to a higher level of interest-earning assets resulting from the Huntington and Armstrong acquisitions. Also contributing to the increase in net interest income was a higher net interest margin. Third quarter net interest margins for 1996 and 1995 were 4.81% and 4.74%, respectively.

The provision for loan losses decreased $149,000 in the third quarter of 1996 compared to the third quarter of 1995 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were $617,000 in the third quarter of 1996 compared to $314,000 in 1995. The increase over 1995 was mainly due to a higher level of consumer loan charge-offs.

Total other income increased $450,000 in the third quarter of 1996 compared to the same period of 1995. Trust income increased $135,000 due to greater volumes of trust assets under management as a result of the Moxham merger and additional growth through increased market penetration. Also contributing to the increase in total other income was higher fee income associated with an enlarged deposit account base and increased security gains.

Total other expenses increased $2.7 million in the third quarter of 1996 compared to the third quarter of 1995. Approximately 52% of the increase was due to the one-time deposit insurance assessment of approximately $1.4 million. The Huntington and Armstrong acquisitions were largely responsible for the other increases in operating expenses. Salaries increased a modest 3% due to merit increases while full-time equivalent employees fell to 771 from 784. Employee benefits expense fell approximately 14% mainly due to lower pension expense. Occupancy expense increased primarily due to an increase in branch locations from the recent acquisitions. Equipment expense increased approximately 20% in the third quarter of 1996 compared to the third quarter of 1995 due to increased depreciation expense associated with the automation of various branch banking offices as well as other technology investments. FDIC insurance expense increased approximately $1.4 million primarily due to the nonrecurring assessment. In the third quarter of 1995, FDIC insurance expense was reduced $590,000 due to a retroactive deposit insurance rate adjustment. Amortization of intangible assets increased $234,000 or 80% due to the amortization of intangible assets associated with the recent acquisitions. Other operating expenses increased $664,000 due to the Huntington and Armstrong acquisitions, conversion costs associated with recent acquisitions and some increased costs related to corporate restructurings and the centralization of various operational functions. Seven branch bank offices closed as a result of the Moxham merger in the third quarter of 1996. These closings and the installation of various technologies and corporate restructurings are expected to provide additional operating efficiencies in future periods.

BT's effective tax rate for the third quarter of 1996 was 33.7% compared to 31.8% for the third quarter of 1995. The Moxham merger contributed to the lower effective tax rate in 1995 due to increased investment tax credits resulting from community development activities.

Nine Months Ended September 30, 1996 vs. Nine Months Ended
September 30, 1995

The financial results of BT for the first nine months of 1996 were negatively impacted by two significant nonrecurring items consisting of reorganization costs associated with the Moxham merger and the special insurance assessment related to deposits acquired from savings and loan institutions. Approximately $1.3 million of merger costs and expenses related to the Moxham merger ($959,000 after-tax or .17 per fully diluted share) were incurred and charged to expense in 1996. The merger charges consisted primarily of severance pay to furloughed employees and various legal, accounting, and investment banking fees associated with the transaction. In 1996, BT also incurred a one-time deposit insurance assessment of approximately $1.4 million ($899,000 after-tax or .16 per fully diluted share) related to deposits acquired from savings and loan institutions. Exclusive of nonrecurring items, BT produced $11.7 million in net income for the first nine months of 1996, a $2.1 million increase, or 21.8% improvement over the same period in 1995. On a fully diluted per-share basis, earnings were $2.11 in 1996 compared to $1.77 in 1995, an increase of $.34, or 19.2%, before the nonrecurring items. Higher levels of net interest income and total other income offset increases in total other expenses and the provision for income taxes. The inclusion of the one-time deposit insurance assessment and costs related to the Moxham merger reduced net income to $9.9 million, or $1.78 per fully diluted share for the first nine months of 1996.

For the first nine months of 1996, the annualized return on average assets was .90%, compared to .96% in 1995. The annualized return on average shareholders' equity for the first nine months of 1996 and 1995 was 10.33% and 11.42%, respectively. Excluding the nonrecurring deposit insurance assessment and the Moxham reorganization costs, the annualized return on average assets was 1.07% and the annualized return on average shareholders' equity was 12.27% for the nine months ended September 30, 1996.


Fully taxable equivalent net interest income was $48.6 million for the first nine months of 1996, compared to $43.4 million for the same period of 1995. The increase of $5.2 million was due primarily to a higher level of interest-earning assets resulting from the Huntington and Armstrong acquisitions along with a higher-yielding asset mix. The net interest margin, on a fully taxable equivalent basis, improved 15 basis points to 4.79% in 1996, compared to 4.64% in the first nine months of 1995. The current interest rate environment continues to have a favorable impact on BT's net interest margin level.

The provision for loan losses increased $37,000 in the first nine months of 1996, compared to the same period of 1995 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $2.0 million in 1996 compared to $992,000 in the first nine months of 1995. The increased level of net charge-offs in 1996 is substantially higher due to credit losses associated with certain loans acquired in the Huntington acquisition.

Total other income increased $1.6 million in the first nine months of 1996 compared to the same period last year. Trust income increased $277,000 due to greater volumes of trust assets under management as a result of the Moxham merger and additional growth through increased market penetration. The sale of real estate at Laurel and the sale of the Salem 22 office of the former Moxham Bank contributed approximately $270,000 to other income. Increased service fees resulted from an enlarged deposit account base and higher security gains also contributed to the increase in total other income.

Total other expenses increased $5.5 million in the first nine months of 1996 compared to the same period of 1995. Roughly 49% of the increase was due to the recording of approximately $1.3 million in nonrecurring reorganization costs associated with the

Moxham merger and the one-time deposit insurance assessment of $1.4 million. Most of the other increases are a result of the Huntington acquisition, which occurred in December 1995.
Salaries and wages increased $580,000, primarily due to periodic merit increases. In 1995, certain reserves associated with self-funded health care costs provided additional reductions in those costs when a new health care insurance provider was selected. Employee benefit costs increased in the first nine months of 1996 when health care costs returned to a level which is expected to be representative of ongoing costs. The transition to the new carrier has resulted in reduced ongoing hospitalization expense due to lower premiums. Occupancy expense increased $450,000, primarily due to the addition of four branches from the Huntington acquisition. Equipment expense increased $402,000 mainly due to greater depreciation expense. F.D.I.C. insurance increased $415,000 primarily due to the one-time assessment. The increase was mitigated by reduced deposit insurance premiums in effect for 1996. Excluding the special assessment, FDIC insurance expense decreased $968,000 reflecting the lower premiums. Amortization of intangible assets increased $589,000 due to the onset of expense attributed to intangible assets associated with recent acquisitions. Other operating expenses increased $1,679,000 due to the Huntington and Armstrong acquisitions, conversion costs associated with these acquisitions and some increased costs related to corporate restructurings and the centralization of various operational functions. The Moxham merger has resulted in the elimination of redundant activities and improved operating efficiencies.

BT's effective tax rate was 33.6% for the first nine months of 1996, compared to 30.1% for the same period in 1995. Contributing to the increase was a change in federal income tax rules resulting in the retroactive deduction in 1995 of goodwill amortization associated with acquisitions in prior years and an increased application of investment tax credits in 1995 relating to community development activities due to the Moxham merger.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


                                     ITEM 6
                                     ------
                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

(a) Exhibits
    --------
     Exhibit 11    Computation of Net Income Per Share.
     Exhibit 27.1  Financial Data Schedule.
     Exhibit 27.2  Restated Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------
       A Form 8-K dated as of July 31, 1996, was filed under item 5 to report BT's consolidated financial results for the one month and seven month periods ended July 31, 1996.



                                SIGNATURES
                                ----------


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   November 14, 1996             /s/ John H. Anderson
       -----------------             --------------------
                                     John H. Anderson,
                                     Chairman and Chief Executive Officer


Date   November 14, 1996             /s/ Mark L. Sollenberger
       -----------------             ------------------------
                                     Mark L. Sollenberger,
                                     Executive Vice President, Treasurer and
                                     Assistant Secretary
                                     (Principal Financial Officer)


