Form 10-K
period 1996-12-31
BT FINANCIAL CORP
filed 1997-03-31
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1996
                                          -----------------
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to _______

                      Commission file number 0-12377
                                             -------

                         BT FINANCIAL CORPORATION
           -----------------------------------------------------
          (Exact Name of registrant as specified in its charter)

               Pennsylvania                   25-1441348
          ------------------------   ---------------------------------
          (State of Incorporation)   (IRS Employer Identification No.)

          551 Main Street, Johnstown, Pennsylvania       15901
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  814-532-3801
                                                          ------------
        Securities registered pursuant to Section 12(b) of the Act:
                                   NONE
                                   ----
        Securities registered pursuant to Section 12(g) of the Act:
                  Common stock, par value $5.00 per share
               ---------------------------------------------
                             (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

The registrant estimates that as of March 13, 1997, the aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant was approximately $221,301,303. The foregoing estimate is based upon the closing price on the NASDAQ National Market System as reported in the Wall Street Journal as of March 12, 1997. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the registrant to be beneficially owned by its directors or executive officers (381,585 shares in total) from the number of shares outstanding (5,682,215).

As of March 13, 1997, the registrant had outstanding 5,682,215 shares of its Common Stock.

                         The Index to Exhibits is on page 16.
                                                          --
Documents incorporated by reference:
-----------------------------------
                                             Parts of Form 10-K
                                             into which Document
Document                                     is Incorporated
--------                                     --------------------
1996 Annual Report to Shareholders
(the "1996 Annual Report")                             I, II,

Definitive Proxy Statement for the
1997 Annual Meeting of Shareholders
(the "1997 Proxy Statement")                           III



                         BT FINANCIAL CORPORATION
                                 FORM 10-K
                    Fiscal year ended December 31, 1996
                    -----------------------------------
                                   INDEX
Part I                                                      Page
------                                                      ----
Item 1.   Business                                            3

Item 2.   Properties                                          5

Item 3.   Legal Proceedings                                   5

Item 4.   Submission of Matters to a Vote of
          Security Holders                                    5

          Executive Officers of the Registrant                6

Part II
-------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                     9

Item 6.   Selected Financial Data                             9

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9

Item 8.   Financial Statements and Supplementary Data        10

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             10

Part III
--------
Item 10.  Directors and Executive Officers of the
          Registrant                                         11

Item 11.  Executive Compensation                             11

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              11

Item 13.  Certain Relationships and Related
          Transactions                                       11

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                12

SIGNATURES                                                   13

EXHIBIT INDEX                                                16
                                     2



                                  Part I


Item 1     Business
------     --------

Description of Business
-----------------------

     BT Financial Corporation ("BT" or the "Registrant") is a multi-bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     The Registrant has three banking subsidiaries: Johnstown Bank and Trust Company ("Bank and Trust"), Laurel Bank ("Laurel") and Fayette Bank ("Fayette")(each referred to as a "Bank" and collectively referred to as the "Banks"). The Banks' principal places of business are in Johnstown, Ebensburg and Uniontown, Pennsylvania, respectively. At December 31, 1996 the Registrant had total assets of $1.5 billion. The Registrant also has three nonbank subsidiaries, Bedford Associates, Inc., which holds and leases property used by the Banks in their banking operations, BT Management Trust Company, a trust company which provides trust and investment services, and Moxham Community Development Corporation, a corporation which conducts community development activities.

     On June 25, 1996, BT completed a merger with Moxham Bank Corporation ("Moxham") whereby Moxham was merged directly into BT. In connection with the merger, each share of Moxham common stock (other than shares held by the Registrant) was converted into 1.15 shares of BT Common Stock, resulting in the issuance of 1,038,519 shares of BT Common Stock. In addition, 88,550 shares of BT Common Stock were exchanged for all 14,000 outstanding shares of Moxham Series A $8.00 cumulative convertible non-voting preferred stock. The merger has been accounted for as a pooling-of-interests and accordingly BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Moxham for all periods prior to the merger. Moxham's banking subsidiaries included the Moxham National Bank and The First National Bank of Garrett, and Moxham also held the Moxham Community Development Corporation. Upon consummation of the merger, Moxham's banking subsidiaries were merged into Bank and Trust on June 25, 1996. At the time of the merger, Moxham had assets of approximately $235 million and operated 12 branches in Cambria, Somerset, and Westmoreland counties.

     The Banks conduct business through a network of 69 full-service offices located throughout southwestern Pennsylvania. Each Bank operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through the Registrant. In addition, the Banks operate 54 automated teller machines ("ATM's") at 53 locations which are part of the "Cirrus " and "MAC " systems. "Cirrus " and "MAC " provide links to national and regional ATM networks.

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

     Bank and Trust was formed in 1934 through the consolidation of five banks. It is a Pennsylvania bank and trust company and member of the Federal Reserve System with 46 offices in Cambria, Somerset, Bedford, Indiana, Armstrong, Butler, Allegheny, and Westmoreland Counties. At December 31, 1996, its assets totaled $866 million.

     Laurel is a Pennsylvania bank and trust company and a member of the Federal Reserve System, with total assets of $230 million at December 31, 1996. Laurel operates 11 offices in Cambria, Blair and Indiana Counties.

     Fayette is a Pennsylvania bank and trust company and a member of the Federal Reserve system. Fayette conducts business at 12 offices in Fayette, Washington, Allegheny and Greene Counties. Its assets totaled $355 million at December 31, 1996.

     BT Management Trust Company, located in Johnstown, is a Pennsylvania-chartered trust company formed on April 30, 1990. BT Management Trust Company resulted from the consolidation of the trust business of the Banks.

     Moxham Community Development Corporation was organized in 1992 to conduct community development activities. It is a for-profit Pennsylvania corporation conducting activities consisting of equity investments as a limited partner in various housing developments.

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

     As of December 31, 1996, the Registrant, the Banks, BT Management
Trust Company and the Registrant's other subsidiaries had a total of 764 full time equivalent banking and administrative employees. The Registrant's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. Its telephone number is (814) 532-3801.

Recent and Pending Acquisitions
-------------------------------

     Merger and acquisition activities of the Registrant are detailed in "Note 2-Acquisitions" of the "Notes to Consolidated Financial Statements" included on pages 19 and 20 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

Item 2     Properties
------     ----------

     The executive offices of the Registrant are located at 551 Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Registrant, BT Management Trust Company, and other unrelated business concerns. In addition, Bank and Trust owns a seven-story building located on Clinton Street in Johnstown and is using the building as a storage facility.

     The Banks operate 69 full-service banking offices, 51 of which are owned by the Banks free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 18 offices are operated under leases which, including renewal options, expire at various times between 1997 and 2025. Bedford Associates, Inc. owns 4 of the 18 leased properties, which are leased to the Banks as community banking offices. All properties of Bedford
Associates, Inc. have been recently purchased (1983 or later), and the buildings are either newly constructed or have recently undergone major renovation. In June 1996, Bank and Trust acquired one banking office in The Armstrong County Trust Company acquisition. Additionally, 12 banking offices were acquired by BT in connection with the Moxham merger in June 1996. In conjunction with the merger, four of these branches closed during the third quarter of 1996 along with two branches of Bank and Trust and one branch of Laurel as a result of duplicate service areas.

Item 3     Legal Proceedings
------     -----------------

     Information required to be furnished pursuant to this Item is set forth on page 25 of the 1996 Annual Report in Note 9 of the "Notes to Consolidated Financial Statements" under the caption "Litigation".



Item 4     Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------
     None.

Executive Officers of the Registrant
------------------------------------

     Set forth below are the names of and certain information with respect to the executive officers of the Registrant. Pursuant to the Registrant's By-Laws, officers serve at the pleasure of the Board. There are no family relationships between any such persons.


     Name                Age      Positions and Offices Held
     ----                ---      --------------------------

John H. Anderson         46       Chairman, Chief Executive Officer
                                  and Director of the Registrant and
                                  of Bank and Trust.

Steven C. Ackmann        45       President and Chief Operating Officer
                                  of the Registrant

Eric F. Rummel           44       Vice Chairman of the Registrant,
                                  President of Bank and Trust.

Carl J. Motter, Jr.      59       Vice Chairman of the Registrant.

J. William Smith         49       Vice Chairman of the Registrant.

Mark L. Sollenberger     43       Executive Vice President,
                                  Treasurer and Assistant Secretary
                                  of the Registrant.  Executive Vice
                                  President and Treasurer of Bank and Trust.
                                  Treasurer and Assistant Secretary of BT
                                  Management Trust Company.

Laura L. Roth            34       Secretary and Assistant Treasurer of the
                                  Registrant, Bank and Trust and BT Management
                                  Trust Company.

William E. Ritenour      34       Vice President of the Registrant

     John H. Anderson has served as Chairman and Chief Executive Officer of
     ----------------
the Registrant since 1995. He served as Chairman, President and Chief Executive Officer of the Registrant from 1993 to 1995. He served as President and Chief Operating Officer of the Registrant from 1992 to 1993 and as Vice Chairman from 1991 to 1992. He served as President of Bank and Trust from 1990 to 1991. He served as Executive Vice President of the Registrant during 1989. From 1986 to 1989 he served as Executive Vice President of Bank and Trust.

     Steven C. Ackmann has served as President and Chief Operating Officer
     -----------------
of the Registrant since 1995. He served as a Vice Chairman of the Registrant from 1992 to 1995. He served as Executive Vice President of the Registrant from 1990 to 1992. He served as Senior Vice President of Fayette from 1988 to 1990.

     Eric F. Rummel has served as Vice Chairman of the Registrant since 1996
     --------------
and President of Bank and Trust since 1995. He served as President of Laurel from 1991 to 1995. He served as Executive Vice President of the Registrant in 1991 and of Bank and Trust from 1989 to 1991. He served as Senior Vice President of Bank and Trust from 1988 to 1989.

     Carl J. Motter has served as a Vice Chairman of the Registrant since
     --------------
1992. He served as Executive Vice President and Treasurer of the Registrant from 1983 to 1992 and of Bank and Trust from 1980 to 1992. He served as Treasurer and Assistant Secretary of BT Management Trust from 1990 to 1992.

     J. William Smith has served as Vice Chairman of the Registrant since
     ----------------
1996. He served as President and Chief Executive Officer of the former Moxham Bank Corporation from 1986 to 1996.

     Mark L. Sollenberger has served as Executive Vice President, Treasurer
     --------------------
and Assistant Secretary of the Registrant since 1995 and Executive Vice President and Treasurer of Bank and Trust since 1992. He served as Executive Vice President and Treasurer of the Registrant from 1992 to 1995. He served as Senior Vice President and Comptroller of the Registrant from 1991 to 1992. He served as Vice President and Comptroller of the Registrant since 1986 and of Bank and Trust since 1985. He has served as Treasurer and Assistant Secretary of BT Management Trust Company since 1992.

     Laura L. Roth has served as Secretary and Assistant Treasurer of the
     -------------
Registrant, Bank and Trust and BT Management Trust Company since 1995. She served as Assistant Secretary and Assistant Treasurer of the Registrant from 1991 to 1995. She served as Assistant Secretary of the Registrant and of Bank and Trust from 1986 to 1991.

     William E. Ritenour has served as Vice President of the Registrant since
     -------------------
1996.  He served as Controller of Fayette from 1987 to 1996.

                                  Part II


     Information required to be furnished pursuant to Part II of this report is set forth in the 1996 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.
     Certain information in "Management's Discussion and Analysis" and other statements contained in this report which are not historical facts may be forward-looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates; credit risks of commercial, real estate, consumer and other lending activities; changes in federal and state regulations; the presence in the Registrant's market area of competitors with greater financial resources than the Registrant; or other unanticipated external developments materially impacting the Registrant's operational and financial performance.

                                                         Page in
                                                           1996
          Caption in 1996 Annual Report                Annual Report
          -----------------------------                -------------

Item 5    Market for the Registrant's Common
------    Equity and Related Stockholder Matters
          --------------------------------------

          Market Price and Cash Dividends                   31

          Dividend Restrictions                             26


Item 6    Selected Financial Data
------    -----------------------

          Selected Consolidated Financial Data              30


Item 7    Management's Discussion and Analysis
------    of Financial Condition and Results of
          Operations
          -------------------------------------

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        31-41





Item 8    Financial Statements and Supplementary Data
------    -------------------------------------------

          Report of Independent Accountants                 12

          Consolidated Balance Sheet                        13

          Consolidated Statement of Income                  14

          Consolidated Statement of Cash Flows              15

          Consolidated Statement of Changes
          in Shareholders' Equity                           16

          Notes to Consolidated Financial Statements        17-29

          Supplemental Financial Data                       29


Item 9    Changes in and Disagreements with Accountants on Accounting and
------    Financial Disclosure
          ---------------------------------------------------------------
          None



                                 Part III


Item 10   Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          Information required to be furnished pursuant to this Item regarding directors of the Registrant is set forth in the 1997 Proxy Statement under the caption "Election of Directors," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding delinquent filers is set forth in the 1997 Proxy Statement under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Registrant is set forth in Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
-------   ----------------------

          Information required to be furnished pursuant to this Item is set forth in the 1997 Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation," and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 1997 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          Information required to be furnished pursuant to this Item is set forth in the 1997 Proxy Statement under the captions "Election of Directors," "Executive Compensation" and "Stock Ownership" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
-------   ----------------------------------------------

          Information required to be furnished pursuant to this Item is set forth in the 1997 Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.


                                  Part IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------

          The consolidated financial statements of BT Financial Corporation and affiliates together with the report of Coopers & Lybrand L.L.P. dated January 21, 1997, are described herein in Part II, Item 8 - Financial Statements and Supplementary Data appear on pages 13 through 29 of the 1996 Annual Report and are incorporated herein by reference.


     (2)  Financial Statement Schedules
          -----------------------------

          All financial statement schedules are omitted because they are not required, are not applicable or the required information is given in the consolidated financial statements or notes thereto.

     (3)  Exhibits:
          --------

          The index to exhibits is on page 16.

(b)       Reports on Form 8-K:
          -------------------

          No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BT FINANCIAL CORPORATION
                         -------------------------
                               (Registrant)



By:  /s/ John H. Anderson               Date: March 26, 1997
     -----------------------------            ----------------
     Chairman, and Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:


     /s/ John H. Anderson               Date: March 26, 1997
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Principal Financial Officer:


     /s/ Mark L. Sollenberger           Date: March 26, 1997
     -----------------------------            ----------------
     Mark L. Sollenberger
     Executive Vice President,
     Treasurer, and Assistant
     Secretary

     Principal Accounting Officer:


     /s/ William E. Ritenour            Date: March 26, 1997
     ----------------------------             ----------------
     William E. Ritenour
     Vice President

Directors:


                                        Date: March 26, 1997
------------------------------                ----------------
G. Scott Baton II


/s/ Martin L. Bearer                    Date: March 26, 1997
------------------------------                ----------------
Martin L. Bearer


/s/ John C. Cwik, M.D.                  Date: March 26, 1997
------------------------------                ----------------
John C. Cwik, M.D.


                                        Date: March 26, 1997
------------------------------                ----------------
Bruno DeGol


/s/ Louis G. Galliker                   Date: March 26, 1997
------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 26, 1997
------------------------------                ----------------
William B. Kania


                                        Date: March 26, 1997
------------------------------                ----------------
L. Robert Kimball


/s/ Edward L. Mears                     Date: March 26, 1997
------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 26, 1997
------------------------------                ----------------
Roger S. Nave


/s/ Ethel J. Otrosina                   Date: March 26, 1997
------------------------------                ----------------
Ethel J. Otrosina


                                        Date: March 26, 1997
------------------------------                ----------------
Robert G. Salathe, Jr.


/s/ William R. Snoddy                   Date: March 26, 1997
------------------------------                ----------------
William R. Snoddy



/s/ Gerald W. Swatsworth                Date: March 26, 1997
------------------------------                ----------------
Gerald W. Swatsworth

/s/ W. A. Thomas                        Date: March 26, 1997
------------------------------                ----------------
W. A. Thomas

/s/ Rowland H. Tibbott, Jr.             Date: March 26, 1997
------------------------------                ----------------
Rowland H. Tibbott, Jr.

/s/ Nelson G. Wheeler                   Date: March 26, 1997
------------------------------                ----------------
Nelson G. Wheeler


/s/ Thomas A. Young                     Date: March 26, 1997
------------------------------                ----------------
Thomas A. Young

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

Exhibit                                     Prior Filing or Sequential
Number       Description                        Page No. Herein
-------      -----------                  --------------------------

  2.1       Agreement and Plan of         Incorporated by reference
            Reorganization dated as       to Exhibit 2.1 to BT
            of October 24, 1995 by and    Financial Corporation
            among BT Financial            Registration Statement on
            Corporation Johnstown Bank Form S-4 (No. 333-01797). and Trust Company and The
            Armstrong County Trust Company.

  2.2       Agreement and Plan of         Incorporated by reference
            Reorganization by and         to Exhibit 2 to current
            between BT Financial          Report on Form 8-K dated
            Corporation and Moxham        January 12, 1996.
            Bank Corporation.

  3.1       Amended and Restated          Incorporated by reference
            Articles of Incorporation     to BT Financial Corporation
            of BT Financial               Registration Statement on
            Corporation.                  Form S-4 (No. 33-69112).

  3.2       By-Laws of BT Financial       Incorporated by reference
            Corporation.                  to BT Financial Corporation
                                          Registration Statement on
                                          Form S-4 (No. 33-69112).

  4.1       Loan Agreement dated          Not filed.  In accordance
            December 14, 1995, between    with paragraph (b)(4)(iii)(A)
            Mellon Bank, N.A. and BT      of Item 601 of Regulation S-K,
            Financial Corporation.        BT Financial Corporation hereby
                                          agrees to furnish a copy of this
                                          instrument to the Commission upon
                                          request.


 10.1       Supplemental Benefit Plan     Incorporated by
            of BT Financial Corporation   reference to Exhibit
            dated June 22, 1994.*         10.1 to BT Financial
                                          Corporation's Annual
                                          Report on Form 10-K
                                          for the year ended
                                          December 31, 1994.

Exhibit                                       Prior Filing or Sequential
Number     Description                             Page No. Herein
-------    -----------                        --------------------------

 10.2       Key Employee Incentive             Filed herewith.
            Compensation Plan of BT
            Financial Corporation
            dated July 24, 1996.*

 10.3       Moxham Bank Corporation            Filed herewith.
            Executive Retirement Plan
            dated January 1, 1987, as
            amended and restated.

 11         Computation of Net Income          Filed herewith.
            Per Share

 13.1       All portions of the BT             Filed herewith.
            Financial Corporation
            1996 Annual Report to
            Shareholders that are
            incorporated herein by
            reference.

 21.1       Subsidiaries of the                Filed herewith.
            Registrant.

 23.1       Consent of Coopers &               Filed herewith.
            Lybrand LLP,independent
            accountants for the Registrant.

 23.2       Consent of Barnes, Saly &          Filed herewith.
            Company, independent
            accountants for the former
            Moxham Bank Corporation

 27.1       Financial Data Schedule            Filed herewith.

 27.2       Restated Financial Data            Filed herewith.
            Schedule

 99.1       Report of Barnes, Saly &           Filed herewith.
            Company on Moxham Bank Corporation's
            Financial Statements as of December 31,
            1995 and for each of the years in the
            two year period ended December 31, 1995.

     * Indicates exhibit is a management contract or compensation plan or arrangement.

     The Registrant will furnish to requesting shareholders a copy of any exhibit(s) listed above upon payment of $5.00 plus $0.10 per page to cover Registrant's expenses in furnishing such exhibit(s). Requests should be directed in writing to Laura L. Roth, Secretary, BT Financial Corporation, 551 Main Street, P. O. Box 1146, Johnstown, Pennsylvania 15907-1146.

