Form 10-Q
period 1997-03-31
BT FINANCIAL CORP
filed 1997-05-15
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended:  March 31, 1997

                                 or

               [   ]   Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

            For the transition period from           to
                                          ----------     ------------


                    Commission file no.:     0-12377


                           BT FINANCIAL CORPORATION
                 ---------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                      Pennsylvania                  25-1441348
                    ----------------              ---------------

          (State of Incorporation)  (I.R.S. Employer Identification Number)

                 551 Main Street, Johnstown, Pennsylvania  15901
            ----------------------------------------------------------
               (Address of Principal Executive Offices)  (Zip Code)


                                (814) 532-3801
                              --------------------
                         Registrant's Telephone Number



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

                    5,682,215 shares common stock
                          ($5.00 par value)
                          as of May 5, 1997




                 BT FINANCIAL CORPORATION AND AFFILIATES


                              FORM 10-Q

                            March 31, 1997



     Part I.  Financial Information                          Page No.
     ------------------------------                          --------

     Item 1.
     -------

          Consolidated Balance Sheet - March 31, 1997
               and December 31, 1996                              3

          Consolidated Statement of Income
               Three Months Ended March 31, 1997 and 1996         4

          Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1997 and 1996         5

          Notes to Consolidated Financial Statements              6

     Item 2.
     -------

          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                      9

     Part II.  Other Information
     ---------------------------

     Item 5.
     -------
          Other Information                                      12

     Item 6.
     -------
          Exhibits and Reports                                   12

Signatures                                                       13



                                     ITEM 1
                                  -----------
                             FINANCIAL STATEMENTS
                    -------------------------------------
                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                       (In thousands, except share data)
                                             March 31       December 31
                                                 1997              1996
                                           (Unaudited)
                                       ---------------------------------

ASSETS
Cash and Cash equivalents                    $ 50,827          $ 65,305

Money market investments:
  Interest-bearing deposits with banks            127               334
  Federal funds sold                              ---            10,100
                                       ---------------------------------
       Total money market investments             127            10,434
                                       ---------------------------------

Securities available-for-sale                 181,696           204,707
Securities held-to-maturity (market value
  of $135,152 at March 31, 1997 and
  $98,238 at December 31, 1996)               136,400            97,685
                                       ---------------------------------
       Total securities                       318,096           302,392
                                       ---------------------------------

Loans                                       1,111,888         1,082,674
  Less:  Unearned interest                     59,436            56,909
         Reserve for loan losses                9,698             9,681
                                       ---------------------------------
       Net loans                            1,042,754         1,016,084

Premises and equipment                         31,177            31,634
Accrued interest receivable                     9,881             8,706
Other assets                                   31,798            31,753
                                       ---------------------------------
       Total assets                       $ 1,484,660       $ 1,466,308
                                       =================================

LIABILITIES
Deposits:
  Non-interest-bearing                    $   160,609       $   161,981
  Interest-bearing                          1,104,808         1,101,747
                                       ---------------------------------
       Total deposits                       1,265,417         1,263,728

Federal funds purchased and securities sold
  under agreements to repurchase               49,675            36,678
Short-term borrowings                           4,841             4,010
Accrued interest payable                        6,649             5,098
Other liabilities                               4,125             3,097
Long-term debt                                 16,492            17,210
                                       ---------------------------------
       Total liabilities                    1,347,199         1,329,821
                                       ---------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
  2,000,000 shares authorized,
  None outstanding                                ---              ---
Common stock, par value $5 per share,
  10,000,000 shares authorized,
  shares issued:  5,682,215                    28,411            28,411
Surplus                                        55,729            55,729
Retained earnings                              53,784            51,577
Net unrealized holding gains (losses) on
  securities available-for-sale                  (463)              770
                                         ------------------------------
       Total shareholders' equity             137,461           136,487
                                         ------------------------------
       Total liabilities and
            shareholders' equity          $ 1,484,660       $ 1,466,308
                                         ===============================

The accompanying notes are an integral part of the consolidated financial statements.

              BT FINANCIAL CORPORATION AND AFFILIATES
              ---------------------------------------
                  CONSOLIDATED STATEMENT OF INCOME
                  --------------------------------
                            (Unaudited)
                            -----------

                     (In thousands, except shares and per share data)

                                     Three-months-ended
                                              March 31
                                       1997       1996
                                ----------------------

INTEREST INCOME
Loans, including fees             $ 21,833    $ 21,807
Investment securities:
  Taxable                            4,780       4,388
  Tax-exempt                           131         148
Deposits with banks                      6          22
Federal funds sold                     161         309
                                ----------------------
  TOTAL INTEREST INCOME             26,911      26,674
                                ----------------------
INTEREST EXPENSE
Deposits                            10,315      10,554
Federal funds purchased
  and securities sold under
  agreements to repurchase             267         339
Short-term borrowings                   39          33
Long-term debt                         285         330
                               -----------------------
  TOTAL INTEREST EXPENSE            10,906      11,256
                               -----------------------
NET INTEREST INCOME                 16,005      15,418
Provision for loan losses            1,045         412
                               -----------------------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES        14,960      15,006
                               -----------------------
OTHER INCOME
Trust income                           746         643
Fees for other services              1,806       1,551
Net security gains (losses)             95         (15)
Other income                           268         437
                               -----------------------
  TOTAL OTHER INCOME                 2,915       2,616
                               -----------------------

OTHER EXPENSES
Salaries and wages                   4,972       5,184
Pension and other
  employee benefits                    894       1,069
Net occupancy expense                1,063       1,224
Equipment expense                    1,086         889
F.D.I.C. insurance                      66         134
Amortization of intangible
  assets                               467         467
Reorganization expense                 ---          77
Other operating expense              3,048       2,934
                                ----------------------
  TOTAL OTHER EXPENSES              11,596      11,978
                                ----------------------
INCOME BEFORE INCOME TAXES           6,279       5,644
Provision for income taxes           2,197       1,879
                                ----------------------
  NET INCOME                    $    4,082     $ 3,765
                                ======================

EARNINGS PER SHARE
Primary:
Net Income per share            $      .72    $    .70
Weighted average shares
  outstanding                    5,682,215   5,351,610

Fully Diluted:
Net income per share            $      .72    $    .69
Weighted average shares
 outstanding                     5,682,215   5,449,015

DIVIDENDS PAID PER COMMON SHARE $      .33    $    .26

The accompanying notes are an integral part of the consolidated financial statements.
Note: Share and per share data have been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

                  BT Financial Corporation and Affiliates
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                             (In thousands)

                                              Three months ended
                                                        March 31
                                                 1997       1996
                                             -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................       $ 4,082   $  3,765
Adjustments to reconcile net income to
  net cash provided by operating activities
  Provision for loan losses............         1,045        412
  Provision for depreciation and
       amortization....................           986        909
  Amortization of intangible assets....           467        467
  Amortization of premium, net of
       accretion of discount on loans and
       securities.....................            (37)       153
  Deferred income taxes...............           (162)        16
  Realized securities (gains) losses..            (95)        15
  Increase in interest receivable.....         (1,175)      (464)
  Increase (decrease) in interest
       payable........................          1,551       (359)
  Equity in loss of limited partnerships           38         38
  Other assets and liabilities, net..           1,418        487
                                             -------------------
           Net cash provided by operating
            activities                          8,118      5,439
                                             -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities......         5,612      4,497
Repayments and maturities of securities
  available-for-sale..................         15,613     36,469
Repayments and maturities of securities
  held-to-maturity....................          2,300        ---
Purchases of securities available-for-
  sale................................            ---     (5,115)
Purchase of securities held-to-maturity       (41,005)   (15,000)
Net decrease (increase) in money market
  investments.........................         10,307    (25,637)
Proceeds from sales of loans...........         2,225      2,014
Net increase in loans..................       (29,902)    (4,335)
Purchases of premises and equipment
  and other...........................           (529)    (1,580)
Investment in limited partnership........        (141)      (140)
                                          -----------------------
          Net cash used in investing
            activities                        (35,520)    (8,827)
                                          ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits..............          1,689      5,301
Net increase (decrease) in Federal
  Funds purchased and securities sold
  under agreements to repurchase......         12,997    (11,991)
Net increase in short-term
  borrowings..........................            831      2,352
Preferred stock cash dividends paid....           ---        (28)
Common stock cash dividends paid.......        (1,875)    (1,369)
Payment on long-term debt..............          (718)      (718)
                                          -----------------------
            Net cash provided by (used in)
             financing activities              12,924     (6,453)
                                          -----------------------
Decrease in cash and cash equivalents..       (14,478)    (9,841)
Cash and cash equivalents at beginning
  of the year.........................         65,305     59,043
                                          -----------------------
Cash and cash equivalents at end of
  period..............................       $ 50,827   $ 49,202
                                          =======================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest on deposits and other
       borrowings.......................     $  9,355  $ 11,630
  Federal income taxes................            703        21


The accompanying notes are an integral part of the consolidated financial statements.
                             5


                  BT FINANCIAL CORPORATION AND AFFILIATES
                  ---------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                                (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company), Bedford Associates, Inc., and the Moxham Community Development Corporation. The consolidated financial statements have been restated for periods prior to June 30, 1996 to reflect the merger with Moxham Bank Corporation, a pooling-of-interests transaction consummated on June 25, 1996. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Allowance for credit losses -- The Corporation follows FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the debtor and collateral adequacy to determine when a loan is impaired. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant enough to warrant a review of the loan for impairment. Generally, the minimum period with-out payment that typically can occur before a loan is considered for impairment is 90 days. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are generally measured for impairment based on the fair value of the collateral. When the measurement of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in a specific valuation reserve through a charge to pro-vision for loan losses. The specific valuation reserve is periodically adjusted for significant changes in the amount or timing of expected future cash flows, observable market price or fair value of the collateral. The valuation reserve, or reserve for impaired loan losses, is part of the total reserve for loan losses. Upon disposition of an impaired loan, any related reserve is reversed through a charge to the impaired reserve for loan losses. FASB 114 does not apply the provisions of FAS 114 on individual smaller balance loans, but the Corporation collectively evaluates these types of loans for impairment. In addition, the Corporation collectively reviews for impairment, commercial real estate and commercial loans under $250,000. The aggregation of these loans is based upon common risk characteristics such as, among other factors, loan type; geographic or industry risk concentrations; whether the loans have similar terms, such as interest and principal repayment terms; levels and types of collateral; and external credit ratings or internal risk ratings for the particular loans.

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

  At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $3.4 million, with a corresponding valuation allowance of $1.7 million. All of the impaired loans at March 31, 1997, are collateral-dependent loans measured for impairment based on the fair value of the collateral securing the loan.
  The Corporation does not have any impaired loans for which there is not a related valuation allowance.

  For the quarter ended March 31, 1997, the average recorded investment in impaired loans was $3.7 million. The allowance for loan losses related to impaired loans increased $170,000 during the first quarter of 1997. The increase was mainly due to a higher allowance associated with one commercial borrower.

  Income recognition on impaired and nonaccrual loans -- Commercial loans and residential mortgages, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. Consumer loans are generally placed on nonaccrual status when they become 120 days past due. Loans may also be classified as impaired or nonaccrual if repayment in full of prin-cipal and/or interest is in doubt at any time, regardless of payment status. Impaired loans are generally nonaccrual loans, however, the ultimate determination of an impaired loan is based on the aforementioned factors without regard solely to nonaccrual classification.

  A loan generally remains on nonaccrual status until it becomes current as to principal and interest, except for consumer loans, which are returned to accrual status when they become less than 120 days past due. Loans determined to be uncollectible are charged-off against the reserve for loan losses.

  While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally recorded as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. BT recognized approximately $5,000 of interest revenue on impaired loans during the first quarter of 1997, all of which was recognized using the cash basis method of income recognition.

4. Recent Accounting Pronouncements
   --------------------------------
  In June of 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consis-tent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes FASB No. 122 "Accounting for Mortgage Servicing Rights." This statement is effective for transfers and servicing of financial assets transactions occurring after December 31, 1996. BT adopted this statement on January 1, 1997, and the effect on BT's financial statements as a result of the adoption was not material.

  In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective

  Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of SFAS 125 by one year to January 1, 1998, for certain transfer transactions including repurchase agreements, dollar rolls, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjuction with secured borrowings. The Corporation is currently evaluating the effect that implementation SFAS No. 127 will have on its results of operations and financial position.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods after December 15, 1997. At that time, BT will be required to change the methods currently used to compute earnings per share (EPS) and to restate all prior periods. SFAS No. 128 replaces the current presentation of "primary" EPS with "basic" EPS, with the principal difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement will not have any material impact on BT's EPS computation.

5. Pending Branch Acquisitions
   ---------------------------

  On January 30, 1997, Bank and Trust, BT's largest banking affiliate, entered into an agreement in principle to purchase three branch offices of National City Bank of Pennsylvania, a subsidiary of National City Corporation of Cleveland, Ohio. The locations of the three branches are Meyersdale and Salisbury in Somerset County, Pennsylvania and Everett in Bedford County, Pennsylvania. The purchase will include the deposits, loans and fixed assets of all three branches which will be merged into Bank and Trust. The combined deposit, loan and fixed asset totals for the three offices were approximately $71 million, $6 million and $380,000, respectively, at March 31, 1997.
  The agreement is subject to completion of due diligence and regulatory approvals. The sale is expected to be completed during June of 1997.

6. Litigation
   ----------

  In late January, 1997 a purported class action complaint was served on Bank and Trust and Security of America Life Insurance Company (Security) alleging various irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately thirteen thousand dollars including, among other things, overcharges on credit life and disability insurance coverage and on other items. Security is not affiliated with BT or any of its subsidiaries.

  The plaintiff purports to represent a class of persons who made a mortgage payment to Bank and Trust within six years before November 21, 1996 and/or had credit life and/or disability insurance coverage with Security within six years before November 21, 1996. The complaint was filed in the Court of Common Pleas of Cambria County, Pennsylvania and seeks unspecified damages. Management is currently evaluating the complaint with legal coun-sel. Management intends to deny the material allegation in the complaint, oppose certification of the case as a class action, pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT Financial, however, cannot be fully assessed at this early stage of the proceedings.

  Due to the nature of its activities, BT is at all times engaged in other various legal proceedings which arise in the normal course of business. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management that the ultimate liability, if any, will not materially affect BT's consolidated financial position or results of operations.

                                ITEM 2
                              ----------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               --------------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1996 and March 31, 1997, and the material changes in results of operations comparing the three month period ending March 31, 1997 with the respective results for the comparable period of 1996 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1996.

All financial data as of March 31, 1996, except market value per share, has been restated giving effect to the merger between BT Financial Corporation
(BT) and Moxham Bank Corporation (Moxham) which occurred on June 25, 1996 and was accounted for as a pooling-of-interests.

Certain information contained in this report may be considered "forward-looking" information. Refer to BT's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of factors that may affect such forward-looking information.


FINANCIAL REVIEW
----------------

CHANGES IN FINANCIAL POSITION

Total assets at March 31, 1997 increased $18.4 million, or 1.3%, and $46.0 million, or 3.2%, compared to year-end 1996 and March 31, 1996, respectively. The balance sheet increase over year-end 1996 reflects organic growth primarily due to higher loan levels. The year-over-year increase is mainly attributable to the purchase acquisition of The Armstrong County Trust Company (Armstrong) in which assets totalling approximately $50 million were acquired at the June 13, 1996 acquisition date.

Period end total loans outstanding, net of unearned interest, increased $26.7 million, or 2.6%, and $39.6 million, or 3.9%, compared to year-end 1996 and March 31, 1996, respectively. The increase in loans over both periods is primarily due to internal growth in both commercial and consumer loans. Competitive loan rates translated into higher demand for BT's loan products in 1997. BT's indirect automobile portfolio experienced significant increases in the first quarter with the trend likely to continue in the second quarter of 1997. Various loans acquired in the acquisition of Armstrong in June, 1996 totalled approximately $12 million at the acquisition date and contributed to the increase in loans comparing March 31, 1997 to March 31, 1996.

BT's nonperforming assets increased during 1996 due to the inclusion of three mergers, some temporary interruption in collection processes during the restructuring and centralization of the collection function, and a general industry-wide deterioration in consumer credit quality. At March 31, 1997, nonperforming loans decreased $1.3 million, or 10.2%, while increasing $2.2 million, or 23.8%, compared to year-end 1996 and March 31, 1996, respectively. The year-over-year increase in nonperforming loans is primarily attributable to higher levels of nonperforming commercial and consumer mortgage loans. The decrease in nonperforming loans from year-end levels resulted from management's implementation of several strategies in 1996 and 1997 including increased collection efforts, debt rewriting, and credit counseling activities.
Although BT's asset quality ratios are consistent with peer levels, management's objective is to return to its historically stronger position.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, specific conditions of the borrower and general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.


                                  March 31      December 31       March 31
  (In thousands)                      1997             1996           1996
                                ------------------------------------------
  Loans 90 days or more past-due  $    561          $   961      $     476
  Restructured loans                   317              317            318
  Nonaccrual loans                  10,395           11,276          8,310
                                ------------------------------------------
    Total nonperforming loans       11,273           12,554          9,104
  Other real estate owned              553            1,023            886
  Repossessed assets                 1,176              851          1,120
                                ------------------------------------------
    Total nonperforming assets    $ 13,002         $ 14,428      $  11,110
                                ==========================================

  Nonperforming loans as a % of
    loans, net of unearned interest   1.07%            1.22%          .90%
  Reserve for loan losses to
    nonperforming loans                 .9x              .8x          1.1x
  Reserve for loan losses as a % of
    loans, net of unearned interest    .92%             .94%          .96%

Securities, consisting primarily of U.S. Treasury and other U.S. Government agencies, increased $15.7 million, or 5.2%, compared to year-end 1996 and $37.9 million, or 13.5%, compared to March 31, 1996. The increases were offset by declines in money market investments of $10.3 million and $37.2 million for the same periods, respectively, primarily due to the redeployment of these funds into higher yielding securities and to fund loan demand.

Period end deposits increased $1.7 million, or 0.1%, and $6.9 million, or .5%, compared to year-end 1996 and March 31, 1996, respectively. The deposit levels at March 31, 1996 included approximately $8.0 million which were subsequently sold in the second quarter of 1996 in connection with the sale of the Salem 22 office of the former Moxham Bank. The year-over-year increase, exclusive of the Salem 22 office deposits, was approximately $14.9 million, or 1.2%. The increase is primarily due to deposits acquired in the Armstrong acquisition. The pending acquisition of three bank branch locations from National City Bank of Pennsylvania will add approximately $71 million to deposits in June of 1997.

Borrowed funds (federal funds purchased and securities sold under agreements to repurchase) levels increased $13.0 million and $26.4 million compared to year-end 1996 and March 31, 1996, respectively. The increases were experienced due to the funding needs associated with BT's loan growth over the same periods and various securities acquired in 1997 due to favorable market conditions in anticipation of funding to be provided by the pending acquisition of three branches from National City Bank of Pennsylvania.

RESULTS OF OPERATIONS

A ten percent stock dividend was distributed on October 22, 1996, to shareholders of record September 20, 1996. All per share data in the following discussions has been adjusted to reflect the stock dividend.

First Quarter 1997 vs. First Quarter 1996

For the first quarter of 1997, BT produced net income of $4.1 million, or $.72 per fully diluted share, compared to $3.8 million, or $.69 per share, for the same period of 1996. These results reflect year-over-year net income growth of 8.4% and an earnings per share increase of 4.3%. Higher levels of net interest income and total other income along with lower total other expenses offset an increase in the provision for loan losses.

The annualized return on average assets for the first quarters of 1997 and 1996 was 1.12% and 1.05%, respectively. The annualized return on average shareholders' equity was 11.90% in 1997 and 12.16% in 1996.

Fully taxable equivalent net interest income was $16.4 million for the first quarter of 1997, compared to $15.8 million for the same period of 1996. The increase was due to a $20.6 million, or 1.5% rise in average earning assets and a 15 basis point improvement in the net interest margin to 4.91%. Growth in commercial loans represented most of the increase in average earning assets. Effective asset/liability management enabled BT to realize overall higher yields earned on interest-earning assets along with lower rates paid on inter-est-bearing liabilities resulting in the improved net interest margin. BT is anticipating a fairly stable net interest margin level in the second quarter of 1997 based on current balance sheet composition and current market rates. The pending acquisition of three branches from National City Bank of Pennsylvania will garner additional net interest income, however, compression of the net interest margin is anticipated due to the pricing traits of the acquired asset/liability mix.

The provision for loan losses increased $633,000 for the first quarter of 1997, compared to the same period of 1996 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $1.0 million and $717,000 for the first quarters of 1997 and 1996, respectively. The increase in net charge-offs is primarily related to a higher level of credit losses associated with various commercial loans. The higher levels of nonperforming loans initially experienced in 1996 have contributed to the increased provision level and related increase in net charge-offs in the first quarter of 1997. In the near-term, management is currently anticipating the level of net charge-offs and the provision to be somewhat higher than historical levels due primarily to the nontraditional higher nonperforming loan levels.

Total other income increased $299,000, or 11.4% in the first quarter of 1997 compared to the same period of 1996. Trust income increased $103,000, or 16.0%, commensurate with a greater volume of assets under management. Service fees grew $255,000, or 16.4%, primarily resulting from higher levels of deposit account fees. Securities transactions income increased $110,000 due to the sale of various noncallable securities. Other income decreased $169,000 mainly due to gains of $270,000 realized in the first quarter of 1996 related to the sale of real estate at Laurel and the sale of the Salem 22 office of the former Moxham Bank. The decrease was mitigated by a gain of $121,000 related to the sale of an other real estate owned property in the first quarter of 1997.


Total other expenses declined $382,000, or 3.2%, in the first quarter of 1997 compared to the same period of 1996. Salaries and wages declined 4.1% reflect-ing the year-over-year decrease of full time equivalent employees to 759 from
804. Employee benefit costs decreased 16.4% mainly due to lower hospitaliza-tion expense. Occupancy expense declined 13.2% commensurate with the closure of seven branch offices in the third quarter of 1996. These branches were closed due to duplicate service areas created as a result of the Moxham merger. Equipment expense increased 22.2% mainly due to higher costs associated with BT's ongoing technology investments. FDIC insurance expense declined 50.7% due to lower deposit insurance premiums. Nonrecurring reorganization expense of $77,000 was incurred in the first quarter of 1996 in connection with costs associated with the Moxham merger. Other operating expense increased 3.9% while BT's first quarter efficiency ratio, exclusive of nonrecurring expense, improved to 60% in 1997 from 65% in 1996. The improvement in the efficiency ratio reflects various cost savings related to branch closings, reduced staffing, and various operations consolidation activities resulting from the Moxham acquisition. On February 26, 1997, BT's Board of Directors approved a plan to adopt a single bank charter for the Corporation's three affiliate banks. Pending regulatory approval, all banking branches of BT will take on the designation of Laurel Bank under the single charter in the third quarter of 1997. The consolidation of the bank charters will enhance BT's ability to provide customers with added convenience, products and services. The charter consolidation should garner future efficiencies by allowing BT to leverage its technology investments while streamlining BT's product mix as a means to curtail unit costs and allow for standardization throughout its branch network.


BT's effective tax rate was 35.0% for the first quarter of 1997 compared to 33.3% for the same period in 1996. The increase is primarily due to a lower effective tax rate applicable to Moxham in 1996 prior to the merger with BT.

                                    PART II
                                 -----------
                               OTHER INFORMATION
                               -----------------


                                    ITEM 5
                                  ----------
                               OTHER INFORMATION
                               -----------------

  The information contained in footnote 5 to the Consolidated Balance Sheet included in Part 1 of this report on Form 10-Q is incorporated by reference in response to this item.


                                    ITEM 6
                                  ----------
                      EXHIBITS AND REPORTS ON FORM 8-K
                      --------------------------------

(a)    Exhibits
       --------

       Exhibit 11   Computation of Net Income Per Share

       Exhibit 27   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.


                                SIGNATURES
                                ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     May 14, 1997                     /s/ John H. Anderson
         ------------------               ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer




Date     May 14, 1997                     /s/ Mark L. Sollenberger
         ------------------               -------------------------------
                                          Mark L. Sollenberger, Executive
                                          Vice President, Treasurer and
                                          Assistant Secretary
                                         (Principal Financial Officer)
                            13