Form 10-Q
period 1997-06-30
BT FINANCIAL CORP
filed 1997-08-14
CIK 716459

FORM 10-Q

               Securities and Exchange Commission
                     Washington, D.C.  20549

       [ X ]   Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  June 30, 1997

                               or

       [   ]   Transition Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934

            For the transition period from         to
                                         -------    -------

                Commission file no.:     0-12377


                    BT FINANCIAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                 25-1441348
       -----------------              ------------
   (State of Incorporation) (I.R.S. Employer Identification Number)

         551 Main Street, Johnstown, Pennsylvania  15901
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

                     Yes  X              No
                         ----              ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  5,682,215 shares common stock
                        ($5.00 par value)
                      as of August 4, 1997






            BT FINANCIAL CORPORATION AND AFFILIATES

                           FORM 10-Q

                          June 30, 1997


 Part I.  Financial Information                                  Page No.
 ------------------------------                                  --------

     Item 1.
     -------

           Consolidated Balance Sheet - June 30, 1997
            and December 31, 1996                                    3

           Consolidated Statement of Income
            Three and Six Months Ended June 30, 1997 and 1996        4

           Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1997 and 1996                  5

           Notes to Consolidated Financial Statements                6

     Item 2.
     -------

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9

 Part II.  Other Information
 ---------------------------


     Item 4.
     -------

          Submission of Matters to a Vote of Security Holders       15

     Item 6.
     -------

           Exhibits and Reports                                     15

 Signatures                                                         16

                             ITEM 1
                             -------
                      FINANCIAL STATEMENTS
                      --------------------
             BT FINANCIAL CORPORATION AND AFFILIATES
             ---------------------------------------
                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                                                    June 30  December 31
                                                       1997         1996
 (In thousands, except share data)               (Unaudited)
-------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $    55,983  $    65,305
                                                  -----------------------
Money market investments:
   Interest-bearing deposits with banks                 277          334
   Federal funds sold                                10,700       10,100
                                                  -----------------------
      Total money market investments                 10,977       10,434
                                                  -----------------------
Securities available-for-sale                       150,731      204,707
Securities held-to-maturity (market value
   of $189,809 and $98,238)                         189,328       97,685
                                                  -----------------------
      Total securities                              340,059      302,392
                                                  -----------------------

Loans:                                            1,141,052    1,082,674
   Less:  Unearned interest                          64,987       56,909
          Reserve for loan losses                     9,684        9,681
                                                  -----------------------
      Net loans                                   1,066,381    1,016,084
                                                  -----------------------

Premises and equipment                               31,661       31,634
Accrued interest receivable                           9,725        8,706
Other assets                                         38,103       31,753
                                                  -----------------------
      Total assets                              $ 1,552,889  $ 1,466,308
                                                  =======================

LIABILITIES
Deposits:
   Non-interest-bearing                         $   171,104  $   161,981
   Interest-bearing                               1,177,858    1,101,747
                                                 -----------------------
      Total deposits                              1,348,962    1,263,728
Federal funds purchased and securities
   sold under agreements to repurchase               34,581       36,678
Short-term borrowings                                 4,351        4,010
Accrued interest payable                              5,887        5,098
Other liabilities                                     2,864        3,097
Long-term debt                                       15,773       17,210
                                                 -----------------------
      Total liabilities                           1,412,418    1,329,821
                                                 -----------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized                          --           --
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 5,682,215                          28,411       28,411
Surplus                                              55,729       55,729
Retained earnings                                    56,045       51,577
Net unrealized holding gains (losses) on
   securities available-for-sale                        286          770
                                                 -----------------------
     Total shareholders' equity                     140,471      136,487
                                                 -----------------------
     Total liabilities and shareholders' equity $ 1,552,889  $ 1,466,308
                                                 =======================
The accompanying notes are an integral part of the consolidated financial statements.

             BT FINANCIAL CORPORATION AND AFFILIATES
             ---------------------------------------
                CONSOLIDATED STATEMENT OF INCOME
                --------------------------------
                           (Unaudited)
                           ----------

                                      Three months ended      Six months ended
(In thousands, except share                      June 30               June 30
 and per share data)                      1997      1996      1997        1996
------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                 $ 22,563  $ 21,768  $ 44,397    $ 43,575
Investment securities:
   Taxable                               5,354     4,568    10,135       8,956
   Tax-exempt                              111       145       241         293
Deposits with banks                          4         6         9          28
Federal funds sold                          99       337       260         646
                                      ----------------------------------------
      Total interest income             28,131    26,824    55,042      53,498
                                      ----------------------------------------
INTEREST EXPENSE
Deposits                                10,822    10,482    21,138      21,036
Federal funds purchased and securities
   sold under agreements to repurchase     710       240       977         579
Short-term borrowings                       47        34        85          67
Term debt                                  290       324       575         654
                                      ------------------------------------------
      Total interest expense            11,869    11,080    22,775      22,336
                                      ------------------------------------------
NET INTEREST INCOME                     16,262    15,744    32,267      31,162
Provision for loan losses                1,045       396     2,090         808
                                      ------------------------------------------
   Net interest income after
      provision for loan losses         15,217    15,348    30,177      30,354
                                      ------------------------------------------
OTHER INCOME
Trust income                               783       749     1,529       1,392
Fees for other services                  1,909     1,628     3,715       3,179
Net security gains (losses)                (74)      298        21         283
Other income                               186       166       454         603
                                      ------------------------------------------
      Total other income                 2,804     2,841     5,719       5,457
OTHER EXPENSES
Salaries and wages                       4,955     5,113     9,928      10,297
Pension and other employee benefits        822     1,103     1,716       2,172
Net occupancy expense                    1,068     1,195     2,131       2,419
Equipment expense                        1,119       931     2,204       1,820
F.D.I.C. insurance                          67       135       133         269
Amortization of intangible assets          467       469       934         936
Reorganization expense                      --     1,232        --       1,309
Other operating expense                  3,189     3,504     6,237       6,438
                                      ------------------------------------------
      Total other expenses              11,687    13,682    23,283      25,660
                                      ------------------------------------------
INCOME BEFORE INCOME TAXES               6,334     4,507    12,613      10,151
Provision for income taxes               2,140     1,529     4,337       3,408
                                      ------------------------------------------
      NET INCOME                      $  4,194  $  2,978  $  8,276    $  6,743
                                      ==========================================
EARNINGS PER SHARE
Primary:
Net income per share                  $    .74  $    .55  $   1.46    $   1.24
Weighted average shares outstanding  5,682,215 5,400,527 5,682,215   5,376,068
Fully diluted:
Net income per share                  $    .74  $    .54  $   1.46    $   1.23
Weighted average shares outstanding  5,682,215 5,492,579 5,682,215   5,470,797
Dividends paid per common share       $    .34  $    .23  $   0.67    $    .49

The accompanying notes are an integral part of the consolidated financial statements.

Note: Share and per share data have been adjusted to reflect the 10% stock dividend distributed on October 22, 1996.

                   BT Financial Corporation and Affiliates
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)
                                                            Six months ended
                                                                     June 30
                                                            1997        1996
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  8,276      $6,743
Adjustments to reconcile net income to net cash
 provided by operating activities
     Provision for loan losses                             2,090         808
     Provision for depreciation and amortization           1,945       1,841
     Amortization of intangible assets                       934         936
     Amortization of premium, net of accretion of
      discount on loans and securities                       (67)        336
     Deferred income taxes                                  (575)       (197)
     Realized securities gains                               (21)       (308)
     Decrease (increase)in interest receivable              (993)        148
     Increase (decrease)in interest payable                  484      (1,526)
     Equity in loss of limited partnerships                   33         105
     Other assets and liabilities, net                    (2,089)       (565)
                                                      -----------------------
          Net cash provided by operating activities       10,017       8,321
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                         10,597       5,096
Repayments and maturities of securities available-for-
   sale                                                   45,018      56,173
Repayments and maturities of securities held-to-
   maturity                                                7,300       2,000
Purchase of securities available-for-sale                 (2,505)    (18,147)
Purchase of securities held-to-maturity                  (98,918)    (35,985)
Net increase in money market investments                    (543)    (10,194)
Proceeds from sales of loans                               2,414       2,683
Net increase in loans                                    (48,307)     (7,547)
Purchases of premises and equipment and other             (1,650)     (3,669)
Net increase in investment in limited partnerships          (141)       (141)
Acquisitions, net of cash acquired                        58,819      (3,336)
                                                      -----------------------
          Net cash used in investing activities          (27,916)    (13,067)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                15,577         9,298
Net decrease in Federal Funds purchased and
  securities sold under agreements to repurchase        (2,097)         (283)
Net increase in short-term borrowings                      341         2,758
Preferred stock cash dividends paid                         --           (54)
Common stock cash dividends paid                        (3,807)       (2,633)
Payment on long-term debt                               (1,437)       (1,436)
                                                      -----------------------
     Net cash provided by financing activities           8,577         7,650
                                                      -----------------------
Increase (Decrease) in cash and cash equivalents        (9,322)        2,904
Cash and cash equivalents at beginning of the year      65,305        59,043
                                                      -----------------------
Cash and cash equivalents at end of period             $55,983       $61,947
                                                      =======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest on deposits and other borrowings         $22,291       $23,562
     Federal income taxes                                5,303         3,711

The accompanying notes are an integral part of the consolidated financial statements.

                  BT FINANCIAL CORPORATION AND AFFILIATES
                 ----------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                -------------------------------------------

                                (Unaudited)

1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company), Bedford Associates, Inc., and the Moxham Community Development Corporation. BT acquired Moxham Bank Corporation (Moxham) on June 25, 1996, and accounted for the acquisition as a pooling-of-interests. Accordingly, the financial statements of Moxham and BT are combined for all periods covered by this report. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year.
The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve for loan losses -- The Corporation follows FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $2.5 million, with a corresponding loan loss valuation allowance of $1.4 million. BT did not recognize any interest revenue on impaired loans during the second quarter of 1997.

4.     Recent Accounting Pronouncements
       --------------------------------

 In June of 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes FASB No. 122 "Accounting for Mortgage Servicing Rights." This statement is effective for transfers and servicing of financial assets transactions occurring after December 31, 1996. BT adopted this statement on January 1, 1997, and the effect on BT's financial statements as a result of the adoption was not material.

 In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of SFAS 125 by one year to January 1, 1998, for certain transfer transactions including repurchase agreements, dollar rolls, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjuction with secured borrowings. The Corporation is currently evaluating the effect that implementation of SFAS No. 127 will have on its results of operations and financial position.

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

 In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purposes financial statements. SFAS No. 130 requires that all items are required to be recognized under accounting standards as components of comprehensive income and be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoption of this statement will not have a material impact on the Corporation's financial position or results of operations.

5.     Recent Branch Acquisitions
       --------------------------

 On June 6, 1997, Bank and Trust, BT's largest banking affiliate, purchased three branch offices of National City Bank of Pennsylvania, a subsidiary of National City Corporation of Cleveland, Ohio. The locations of the three branches are Meyersdale and Salisbury in Somerset County, Pennsylvania and Everett in Bedford County, Pennsylvania. The purchase included the deposits, loans and fixed assets of all three branches which were merged into Bank and Trust. The purchase price of approximately $4.6 million has been allocated to a deposit intangible and will be amortized over a fifteen-year period. The combined deposit and loan totals for the three offices were approximately $70 million and $5.8 million, respectively, at June 6, 1997.

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

 The plaintiff purports to represent a class of persons who made a mortgage payment to Bank and Trust within six years before November 21, 1996 and/or had credit life and/or disability insurance coverage with Security within six years before November 21, 1996. The complaint was filed in the Court of Common Pleas of Cambria County, Pennsylvania and seeks unspecified damages. Management is currently evaluating the complaint with legal counsel. Management intends to deny the material allegation in the complaint, oppose certification of the case as a class action, pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT, however, cannot be fully assessed at this early stage of the proceedings.

 Due to the nature of its activities, BT is at all times engaged in other various legal proceedings which arise in the normal course of business. While it is difficult to predict or determine the outcome of these proceedings, it is the opinion of management that the ultimate liability, if any, will not materially affect BT's consolidated financial position or results of operations.

7.   Subsequent Event
     ----------------

On July 23, 1997, BT's Board of Directors declared a 10% stock dividend payable September 15, 1997, to shareholders of record on August 27, 1997. The stock dividend, representing 568,221 common shares, will increase common shares issued to 6,250,436 from 5,682,215.
                                      8


                             ITEM 2
                             ------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1996 and June 30, 1997, and the material changes in results of operations comparing the three and six month periods ending June 30, 1997 with the respective results for the comparable periods of 1996 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain statements contained in this report constitute "forward-looking" statements with respect to BT Financial Corporation and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of BT Financial Corporation and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. Such factors may affect BT Financial Corporation and its subsidiaries' operations, markets, products, services and prices. Such factors include, among others, the following: political, economic and business conditions; local political, economic and business conditions; interest rates, and federal, state and local legislation and regulation.

FINANCIAL REVIEW
----------------

Overview
--------

During the first six months of 1997, BT experienced asset growth due to branch acquisitions, loan growth reflecting continuing demand for both consumer and commercial loans, and an improvement in expense ratios. Since interest rates were constant for the most part during the first half of 1997, changes in rates did not have a material impact on the Corporation's operating results. Net income and annualized returns on assets and shareholder equity improved significantly.

The acquisition of three branches from National City Corporation
(National City) of Pennsylvania was completed on June 6, 1997. The branch acquisitions accounted for most of the Corporation's asset and deposit growth in the first half. The Corporation completed two acquisitions in June, 1996. The acquisition of Armstrong County Bank was accounted for as a purchase, and the acquisition of Moxham Bank
Corporation (Moxham) was accounted for as a pooling. As a result, the financial condition and results of operations of Moxham and the Corporation are combined for all periods covered by this report.

Loans grew at a steady rate in the first half of 1997. Most of this loan growth was from improved loan demand as the branch acquisitions accounted for only 11.5% of the increase in loans since year-end 1996. Credit quality improved as the amount of total nonperforming loans declined to .89% as a percentage of loans, net of unearned interest, at June 30, 1997, compared to 1.22% at December 31, 1996.

Cost savings and improved efficiencies from the Moxham
Bank Corporation acquisition associated with branch closings, reduced staffing levels and consolidation of various support activities were realized in the first half of 1997. Employment and occupancy costs decreased and the Corporation's efficiency ratio, excluding nonrecurring costs, improved from 66% in the first half of 1996 to 60% in 1997. The efficiency ratio measures the ability to generate revenue in relation to expenditures. The lower ratio in 1997 reflects a decline in operating expenses, complemented by heightened income levels.

Compared with the first half of 1996, net income improved 22.7%, fully diluted net income per share improved 18.7%, annualized return on assets improved 19.4% and annualized return on equity improved 11% in the first half of 1997. The improvement in net income was accomplished even though net loan charge-offs increased 51% in the first half. 1996 earnings, however, were depressed due to one-time expenses of acquiring Moxham Bank Corporation. Disregarding these costs, income before taxes increased more than 10%.

The Corporation plans to consolidate its three bank subsidiaries, Johnstown Bank and Trust Company, Fayette Bank and Laurel Bank into a single bank to be named Laurel Bank. This consolidation is planned for the fourth quarter of 1997 and is intended to result in future operating efficiencies and cost effectiveness throughout the organization in areas such as marketing, advertising, data processing, accounting and other back-office operations.


CHANGES IN FINANCIAL POSITION

Total assets at June 30, 1997 increased $86.6 million, or 5.9%, and $49.8 million, or 3.3%, compared to year-end 1996 and June 30, 1996, respectively. The branches acquired from National City accounted for asset growth of approximately $70 million and were primarily responsible for the higher balance sheet levels over both periods.

Period end total loans outstanding, net of unearned interest, increased $50.3 million, or 4.9%, and $49.6 million, or 4.8%, compared to year-end 1996 and June 30, 1996, respectively. The increase in loans over both periods is primarily due to increased demand in both commercial and consumer loans. Various loans acquired in the branch acquisitions of National City totaled approximately $5.8 million at the acquisition date.

BT's nonperforming assets increased during 1996 due to several factors including the addition of various merger related loans, and a general industry-wide deterioration in consumer credit quality. Additionally, the restructuring of the collection function had a temporary impact on the level of nonperforming loans. At June 30, 1997, nonperforming loans decreased $2.9 million, or 23.3%, and $191,000, or 1.9%, compared to year-end 1996 and June 30, 1996, respectively. Focused management efforts have successfully reduced the level of nonperforming loans through the allocation of additional resources specifically directed at enhancing the loan collection process. All loan categories (residential mortgages, commercial and consumer loans) have experienced significant reductions in nonperforming loans since year-end 1996. Most notably, nonperforming consumer loans have shown the greatest improvement, declining 55% to approximately $1.1 million at June 30, 1997 compared to $2.4 million at December 31, 1996. Based on currently known trends, management does not anticipate any significant increase in nonperforming loan totals in the near future. Although BT's asset quality ratios are consistent with peer levels, management's objective is to return to its historically stronger position.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The ratio of the reserve for loan losses to loans, net of unearned interest, declined to .90% at June 30, 1997, compared to .94% at year-end 1996 and June 30, 1996, primarily due to growth in the loan portfolio and the charge-off of certain nonperforming loans. At the same time, BT's coverage ratio (reserve for loan losses to nonperforming loans) increased to 1.0 times at June 30, 1997, compared to .8 times at year-end 1996, due to the decline in nonperforming loans. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.


                               June 30  December 31     June 30
(In thousands)                    1997         1996        1996
                             ------------------------------------
 Loans 90 days or more past-due  $ 477     $    961     $ 1,280
 Restructured loans                316          317         318
 Nonaccrual loans                8,835       11,276       8,221
                             ------------------------------------
  Total nonperforming loans      9,628       12,554       9,819

 Other real estate owned           738        1,023         799
 Repossessed assets              1,028          851       1,015
                             ------------------------------------
  Total nonperforming assets   $11,394      $14,428     $11,633
                             ------------------------------------

 Nonperforming loans as
  a % of loans, net of
  unearned interest               .89%        1.22%        .96%
 Reserve for loan losses to
  nonperforming loans             1.0x          .8x        1.0x
 Reserve for loan losses as
  a % of loans, net of unearned
  interest                        .90%         .94%        .94%



Total securities increased $37.7 million, or 12.5%, and $14.9 million, or 4.6%, compared to year-end 1996 and June 30, 1996, respectively. The higher levels primarily resulted from various securities purchased in connection with funding provided by deposits acquired in the branches purchased from National City.

Period end deposits increased $85.2 million, or 6.7%, and $44.5 million, or 3.4%, compared to year-end 1996 and June 30, 1996, respectively. The increases are mainly due to approximately $70 million in deposits acquired from the National City branches.


RESULTS OF OPERATIONS

A ten percent stock dividend was distributed on October 22, 1996, to shareholders of record at September 20, 1996. All per share data in the following discussions has been adjusted to reflect the stock dividend. Please refer to Note 7 on page 8 under Item 1 of this report for a discussion on an additional ten percent stock dividend declared on July 23, 1997.

Second Quarter 1997 vs. Second Quarter 1996

BT produced net income of $4.2 million, or $.74 per fully diluted share, for the second quarter of 1997. These results compare favorably to $3.9 million, or $.71 per fully diluted share, earned in the same period of 1996 before nonrecurring reorganization costs associated with the consummation of the Moxham merger in June of 1996. Higher levels of net interest income and an overall decline in total expenses, less nonrecurring expenses, offset an increase in the provision for loan losses and a slight decrease in total other income. The inclusion of one-time costs associated with the Moxham acquisition reduced second quarter 1996 earnings to $3.0 million, or $.54 per fully diluted share.

The annualized return on average assets for the second quarters of 1997 and 1996 was 1.11% and 0.82%, respectively. The annualized return on average shareholders' equity was 12.10% in 1997 and 9.48% in 1996 for the second quarter. Excluding the reorganization costs, the 1996 annualized return on average assets for the second quarter was 1.07% and the second quarter 1996 annualized return on average shareholders' equity was 12.34%.

Net interest income on a fully taxable equivalent basis was $16.6 million for the second quarter of 1997 compared to $16.1 million for the same period of 1996. The increase of $.5 million was due essentially to a higher level of interest-earning assets resulting from recent acquisitions. Second quarter net interest margins for 1997 and 1996 were 4.75% and 4.80%, respectively.

The provision for loan losses increased $649,000 in the second quarter of 1997 compared to the second quarter of 1996 based on management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were $1.1 million in the second quarter of 1997 compared to $667,000 in 1996. The higher level of charge-offs was primarily due to a higher level of credit losses associated with various commercial loans. Management expects the remaining 1997 level of net charge-offs and the related provision for loan losses to increase somewhat over 1996 levels based on the current status of the loan portfolio.

Total other income decreased slightly by $37,000, or 1.3%, in the second quarter of 1997 compared to the same period of 1996.
Trust income, service fees and other income increased 4.5%, 17.3% and 12.0%, respectively, while income from securities transactions declined $372,000. The growth in fee based income has primarily resulted from an increased account base due to recent mergers and organic growth in trust assets under management. Management anticipates these trends to continue throughout the remainder of 1997.

Total other expenses declined $2.0 million, or 14.6%, in the second quarter of 1997 compared to the same period of 1996. Most of the decline was due to nonrecurring reorganization costs of $1.2 million paid in the second quarter of 1996 associated with the Moxham acquisition. Excluding these one-time charges, total other expenses declined $763,000, or 6.1%. Ongoing cost containment initiatives and synergies resulting from the Moxham merger have largely been responsible for the broad-based expense reductions experienced in 1997. Salaries decreased 3.1% while employee benefit costs declined 25.5%, mainly due to lower pension and hospitalization expense. Net occupancy expense declined 10.6% primarily as a result of seven branch closings in the third quarter of 1996 associated with the Moxham merger. Equipment expense increased 20.2% due to higher depreciation levels associated with BT's recent technological expenditures. FDIC insurance expense declined 50.4% due to lower deposit insurance premiums. Other operating expense declined 9.0% and BT's efficiency ratio improved in the second quarter of 1997 to slightly under 60%. BT's upcoming bank charter consolidation is anticipated to result in various efficiencies in areas such as data processing, accounting and other back-office functions as the transition from three banks merging into one bank is accomplished. Less regulatory burden and an enhanced future capacity for growth are also expected to occur under the single bank charger. Marketing and advertising are also likely to benefit as the economies of scale of one bank are realized in various media campaigns throughout previously separate, overlapping bank market areas.

BT's effective tax rate of 33.8% for the second quarter of 1997 remained fairly stable compared to 33.9% for the same period of 1996.

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

Net income for the first six months of 1997 was $8.3 million, or $1.46 per share on a fully diluted basis compared to $6.7 million, or $1.23 per share for the same period of 1996 which included nonrecurring reorganization costs associated with the Moxham merger. These results reflect a strong net income increase of 22.7% and an income per share boost of 18.7%. Steady growth in net interest income and total other income along with lower expense levels offset an increase in the provision for loan losses.

For the first six months of 1997, the annualized return on average assets was 1.11%, compared to .93% in 1996. The annualized return on average shareholders' equity for the first six months of 1997 and 1996 was 12.00% and 10.81%, respectively.

Fully taxable equivalent net interest income was $33.0 million for the first six months of 1997, compared to $31.9 million for the same period of 1996. The increase of $1.1 million was due primarily to a higher level of interest-earning assets resulting from recent acquisitions as well as internal loan growth. The net interest margin, on a fully taxable equivalent basis, improved 4 basis points to 4.82% in 1997, compared to 4.78% in the first six months of 1996. Management expects some compression of the net interest margin in the third quarter of 1997 based on current market rates and current balance sheet composition.

The provision for loan losses increased $1,282,000 in the first six months of 1997, compared to the same period of 1996 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were $2,087,000 in 1997 compared to $1,384,000 in the first six months of 1996. Net loans charged-off to average loans, net of unearned interest, increased to .40% from .27% on an annualized basis for the first six months of 1997 and 1996, respectively. The higher level of net charge-offs in 1997 is primarily related to a higher level of credit losses associated with various commercial loans. Consumer loan charge-offs in 1997 were consistent with 1996 levels.

Total other income increased $262,000, or 4.8%, in the first six months of 1997 compared to 1996. Trust income increased $137,000, or 9.8%, commensurate with a greater volume of assets under management. Service fees grew $536,000, or 16.9%, primarily resulting from higher levels of deposit account fees. Securities transactions income and other income decreased $262,000 and $149,000, respectively. Other income was lower in 1997 mainly due to gains totaling $270,000 realized in 1996 related to the sale of real estate at Laurel and the sale of the Salem 22 office of the former Moxham Bank. The decrease was mitigated by a gain of $121,000 related to the sale of another real estate property in the first quarter of 1997.

Total other expenses declined $2.4 million, or 9.3%, in the first six months of 1997 compared to the same period of 1996. The majority of the decrease was due to $1.3 million of nonrecurring reorganization costs associated with the Moxham merger paid in 1996. Salaries and wages declined 3.6% while full-time equivalent employees rose to 773 from 756 primarily due to the inclusion of 16 employees from the branch acquisitions of National City on June 6, 1997. Employee benefit costs decreased 21.0% mainly due to lower hospitalization expense. Occupancy expense declined 11.9% commensurate with the closure of seven branch offices in the third quarter of 1996. These branches were closed due to duplicate service areas created as a result of the Moxham merger. Equipment expense increased 21.1% mainly due to higher costs associated with BT's ongoing technology investments. FDIC insurance expense declined 50.6% due to lower deposit insurance premiums. Other operating expense increased 3.1% while BT's efficiency ratio, exclusive of nonrecurring costs, improved to 60% in the first six months of 1997 from 66% in 1996. The improvement in the efficiency ratio reflects various cost savings related to branch closings, reduced staffing, and various operations consolidation activities resulting from the Moxham acquisition. BT's pending bank charter consolidation, scheduled for adoption in the fourth quarter of 1997, is should provide future additional efficiencies by allowing BT to leverage its technology investments while streamlining BT's product mix as a means to curtail unit costs and allow for standardization throughout the branch network.

BT's effective tax rate was 34.4% for the first six months of 1997 compared to 33.6% for the same period of 1996. The increase is primarily due to a lower effective tax rate applicable to Moxham in 1996 prior to the merger with BT.

                            PART II
                            -------
                       OTHER INFORMATION
                       -----------------



                             ITEM 4
                             ------
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

     The Annual Meeting of BT Financial Corporation was held on
Tuesday, May 13, 1997, at the Holiday Inn-Downtown Johnstown, 250
Market Street, Johnstown, Pennsylvania. The following directors were elected:


Name                       Votes For      Votes Witheld       Term Expires
----                    --------------   ----------------     ------------

G. Scott Baton, II      4,469,560.4657     267,535.1487          1998
Thomas A. Young         4,442,013.3274     295,082.2870          1999
John C. Cwik            4,425,881.2349     311,214.3795          2000
William B. Kania        4,479,537.5814     257,558.0330          2001
Robert G. Salathe, Jr.  4,477,096.5814     259,999.0330          2001
William R. Snoddy       4,480,615.1374     256,480.4770          2001
W. A. Thomas            4,431,519.6152     305,575.9992          2001

At the same meeting, the proposal to amend the Amended and Restated Articles of Incorporation to increase the authorized common stock of the Corporation from 10,000,000 shares to a total of 25,000,000 shares was voted as follows:

Shares voted FOR the proposal        4,071,844.6834
Shares voted AGAINST the proposal      496,739.5717
Shares ABSTAINED                       169,511.3593

Accordingly, on June 4, 1997, BT filed the appropriate Articles of Amendment with the Department of State (Pennsylvania) to increase the authorized common stock of the Corporation to 25,000,000 shares.


                             ITEM 6
                             ------
                EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


(a)  Exhibits
    --------

  Exhibit 3.3   1997 Amendment to the Amended and Restated
                 Articles of Incorporation of BT Financial
                 Corporation

  Exhibit 11    Computation of Net Income Per Share

  Exhibit 27    Financial Data Schedule

(b)  Reports on Form 8-K
    -------------------

  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

                           SIGNATURES
                           ----------

       Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date     August 14, 1997           /s/ John H. Anderson
        ---------------            --------------------------
                                   John H. Anderson,
                                   Chairman and Chief Executive
                                   Officer


Date     August 14, 1997
        ---------------            /s/ Mark L. Sollenberger
                                   ----------------------------
                                   Mark L. Sollenberger,
                                   Executive Vice President,
                                   Treasurer,
                                   and Assistant Secretary
                                   (Principal Financial Officer)

