Form 10-Q
period 1997-09-30
BT FINANCIAL CORP
filed 1997-11-13
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  September 30, 1997

                                 or

              [   ]   Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

             For the transition period from           to
                                           ----------     ----------


                    Commission file no.:     0-12377


                            BT FINANCIAL CORPORATION
               (Exact Name of Registrant as Specified in its Charter)

                    Pennsylvania             25-1441348
                    ------------             ----------
          (State of Incorporation)  (I.R.S. Employer Identification Number)

                 551 Main Street, Johnstown, Pennsylvania  15901
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

                    6,250,436 shares common stock
                          ($5.00 par value)
                       as of November 4, 1997




                 BT FINANCIAL CORPORATION AND AFFILIATES

                              FORM 10-Q

                         September 30, 1997



     Part I.  Financial Information                          Page No.
     ------------------------------

     Item 1.
     -------

          Consolidated Balance Sheet - September 30, 1997
               and December 31, 1996                             3

          Consolidated Statement of Income
               Three and Nine Months Ended
               September 30, 1997 and 1996                       4

          Consolidated Statement of Cash Flows
               Nine Months Ended September 30, 1997 and 1996     5

          Notes to Consolidated Financial Statements             6

     Item 2.
     -------

          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                     9

     Part II.  Other Information
     ---------------------------

     Item 6.
     -------

          Exhibits and Reports                                  15


Signatures                                                      16

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                       CONSOLIDATED BALANCE SHEET
                       --------------------------

(In thousands, except share data)
                                            September 30     December 31
                                                    1997            1996
                                             (Unaudited)
                                            ----------------------------
ASSETS
Cash and cash equivalents                      $ 52,181         $ 65,305
Money market investments:
       Interest-bearing deposits with banks         349              334
       Federal funds sold                        12,100           10,100
                                            ----------------------------
          Total money market investments         12,449           10,434
                                            ----------------------------

  Securities available-for-sale                 151,092          204,707
  Securities held-to-maturity (market values
       of $196,989 and $98,238 )                195,549           97,685
                                            ----------------------------
            Total securities                    346,641          302,392
                                            ----------------------------
  Loans                                       1,137,548        1,082,674
       Less:  Unearned interest                  66,016           56,909
              Reserve for loan losses             9,748            9,681
                                            ----------------------------
            Net loans                         1,061,784        1,016,084

  Premises and equipment                         31,068           31,634
  Accrued interest receivable                    10,416            8,706
  Other assets                                   37,156           31,753
                                            ----------------------------
            Total assets                    $ 1,551,695      $ 1,466,308
                                            ============================
  LIABILITIES
  Deposits:
       Non-interest-bearing                 $   172,033      $   161,981
       Interest-bearing                       1,176,574        1,101,747
                                            ----------------------------
            Total deposits                    1,348,607        1,263,728

  Federal funds purchased and securities sold
       under agreements to repurchase            28,663           36,678
  Short-term borrowings                           4,978            4,010
  Accrued interest payable                        7,837            5,098
  Other liabilities                               3,194            3,097
  Long-term debt                                 15,054           17,210
                                            ----------------------------
            Total liabilities               $ 1,408,333      $ 1,329,821
                                            ----------------------------
  SHAREHOLDERS' EQUITY
  Preferred stock, no par value
       2,000,000 shares authorized,
       None outstanding                             ---             ---
  Common stock, par value $5 per share,
       25,000,000 shares authorized,
       shares issued:  6,250,436 and
       5,682,215                                  31,252          28,411
  Surplus                                         76,470          55,729
  Retained earnings                               34,919          51,577
  Net unrealized holding gains on
       securities available-for-sale                 721             770
                                             ---------------------------
            Total shareholders' equity           143,362         136,487
                                             ---------------------------
            Total liabilities and
                 shareholders' equity        $ 1,551,695     $ 1,466,308
                                             ===========================

  The accompanying notes are an integral part of the consolidated financial statements.
                                 3



                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
                         CONSOLIDATED STATEMENT OF INCOME
                         --------------------------------
                                   (Unaudited)
                                   -----------
(In thousands, except shares and per share data)

                                        Three months ended   Nine months ended
                                              September 30        September 30
                                          1997        1996      1997      1996
                                     -----------------------------------------
  INTEREST INCOME
  Loans, including fees               $ 23,291    $ 22,216  $ 67,688  $ 65,791
  Investment securities:
       Taxable                           5,623       5,027    15,757    13,982
       Tax-exempt                          107         152       348       445
  Deposits with banks                        3           3        13        32
  Federal funds sold                       169         265       429       911
                                     -----------------------------------------
       TOTAL INTEREST INCOME            29,193      27,663    84,235    81,161
                                     -----------------------------------------
  INTEREST EXPENSE
  Deposits                              11,870      10,722    33,008    31,757
  Federal funds purchased
       and securities sold under
       agreements to repurchase            396         288     1,373       867
  Short-term borrowings                     65          48       150       115
  Term debt                                286         312       861       967
                                     -----------------------------------------
       TOTAL INTEREST EXPENSE           12,617      11,370    35,392    33,706
                                     -----------------------------------------
  NET INTEREST INCOME                   16,576      16,293    48,843    47,455
  Provision for loan losses              1,065         618     3,155     1,426
                                     -----------------------------------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES        15,511      15,675    45,688    46,029
                                     -----------------------------------------
  OTHER INCOME
  Trust income                             800         764     2,329     2,156
  Fees for other services                2,078       1,665     5,793     4,844
  Net security gains                         3         123        24       406
  Other income                             478         151       932       753
                                     -----------------------------------------
       TOTAL OTHER INCOME                3,359       2,703     9,078     8,159
                                     -----------------------------------------

  OTHER EXPENSES
  Salaries and wages                     5,157       5,029    15,085    15,326
  Pension and other
    employee benefits                      865         965     2,581     3,137
  Net occupancy expense                  1,078       1,127     3,209     3,546
  Equipment expense                      1,292       1,117     3,497     2,937
  F.D.I.C. insurance                        65       1,516       198     1,785
  Amortization of intangible
    assets                                 543         525     1,477     1,461
  Reorganization expense                   ---         ---       ---     1,309
  Other operating expense                3,179       3,403     9,415     9,840
                                     -----------------------------------------
       TOTAL OTHER EXPENSES             12,179      13,682    35,462    39,341
                                     -----------------------------------------
  INCOME BEFORE INCOME TAXES             6,691       4,696    19,304    14,847
  Provision for income taxes             2,303       1,581     6,641     4,989
                                     -----------------------------------------
       NET INCOME                     $  4,388     $ 3,115  $ 12,663  $  9,858
                                     =========================================

  EARNINGS PER SHARE
  Primary:
  Net income per share                $    .70     $   .50 $    2.03   $  1.63
  Weighted average shares
       outstanding                   6,250,436   6,250,436 6,250,436 6,026,748

  Fully Diluted:
  Net income per share                $    .70     $   .50 $    2.03   $  1.62
  Weighted average shares
       outstanding                   6,250,436   6,250,436 6,250,436 6,095,964

  DIVIDENDS PAID PER COMMON
       SHARE                         $     .31     $   .27  $   0.92   $   .72

  The accompanying notes are an integral part of the consolidated financial statements.

Note: Share and per share data have been adjusted to reflect the 10% stock dividends distributed on October 22, 1996 and September 15, 1997.

                      BT Financial Corporation and Affiliates
                      ---------------------------------------
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       ------------------------------------
                                  (Unaudited)
                                (In thousands)

                                                          Nine months ended
                                                               September 30
                                                              1997     1996
                                                         -------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 12,663  $ 9,858
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Provision for loan losses                             3,155    1,426
       Provision for depreciation and
        amortization                                         3,025    2,853
       Amortization of intangible assets                     1,477    1,461
       Amortization of premium, net of accretion of
        discount on loans and securities                       (36)      61
       Deferred income taxes                                  (339)    (242)
       Realized securities gains                               (24)    (406)
       Decrease (increase) in interest receivable           (1,684)      10
       Increase (decrease) in interest payable               2,434     (129)
       Equity in loss of limited partnerships                   75      144
       Other assets and liabilities, net                    (2,270)   3,931
                                                         -------------------
             Net cash provided by operating
                 activities                                 18,476   18,967
                                                         -------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                         10,612    5,328
  Repayments and maturities of securities
       available-for-sale                                   62,612   73,475
  Repayments and maturities of securities
       held-to-maturity                                     20,300    4,000
  Purchase of securities available-for-sale                (19,816) (21,567)
  Purchase of securities held-to-maturity                 (118,112) (41,961)
  Net increase in money market investments                  (2,015)    (202)
  Proceeds from sales of loans                               6,113    6,247
  Net increase in loans                                    (48,117) (24,361)
  Purchases of premises and equipment
       and other                                            (2,137)  (3,009)
  Net increase in investment in limited
       partnerships                                           (139)    (141)
  Acquisitions, net of cash acquired                        58,819   (3,336)
                                                         --------------------
            Net cash used in investing
                 activities                                (31,880)  (5,527)
                                                         --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       15,222  (11,376)
  Net increase (decrease) in Federal Funds purchased
       and securities sold under agreements
       to repurchase                                        (8,015)     995
  Net increase in short-term borrowings                        968    2,914
  Preferred stock cash dividends paid                         ---       (54)
  Common stock cash dividends paid                          (5,739)  (4,337)
  Payment on long-term debt                                 (2,156)  (2,155)
                                                        ---------------------
                 Net cash provided by (used in)
                  financing activities                         280  (14,013)
                                                        ---------------------
  Increase (Decrease) in cash and cash equivalents         (13,124)    (573)
  Cash and cash equivalents at beginning
       of the year                                          65,305   59,043
                                                        ---------------------
  Cash and cash equivalents at end of period              $ 52,181 $ 58,470
                                                        =====================

  Supplemental disclosures of cash flow information
  Cash paid during the period for:
       Interest on deposits and other borrowings          $ 32,958 $ 33,507
       Federal income taxes                                  7,705    4,961


  The accompanying notes are an integral part of the consolidated financial statements.

                  BT FINANCIAL CORPORATION AND AFFILIATES
                  ---------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                                (Unaudited)

1. In  the  opinion  of the management  of  BT  Financial Corporation
  (BT  or  the  Corporation), the accompanying  consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The consolidated financial statements of BT include the accounts of BT and its wholly-owned affiliates, Johnstown Bank and Trust Company (Bank and Trust), Laurel Bank (Laurel), Fayette Bank (Fayette), BT Management Trust Company (Trust Company), Bedford Associates, Inc., and Laurel Community Development Corporation. Please refer to Note 8. "Subsequent Events" on page eight of this report for a discussion of BT's recent bank charter consolidation. BT acquired Moxham Bank Corporation (Moxham) on June 25, 1996, and accounted for the acquisition as a pooling-of-interests. Accordingly, the financial statements of Moxham and BT are combined for all periods covered by this report. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on
 the  estimated  effective  tax rates for  the  full  fiscal  year.   The
 estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve  for  loan losses -- The Corporation  follows  FASB
 Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The recorded investment in loans for which impairment has been recognized in accordance with FASB 114 totalled $2.1 million at September 30, 1997, compared to $3.9 million at December 31, 1996 and $4.8 million at September 30, 1996. The corresponding loan loss valuation allowance was $1.0 million, $1.5 million and $2.4 million for the same periods, respectively. BT did not recognize any interest revenue on impaired loans during the third quarter of 1997. In the same period of 1996, BT recognized approximately $17,000 of interest revenue on impaired loans.

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

 In  December  of  1996, the FASB issued SFAS No. 127, "Deferral  of  the
 Effective  Date of Certain Provisions of FASB Statement No. 125."   This
 statement  defers the effective date of SFAS 125 by one year to  January
 1,   1998   for  certain  transfer  transactions  including   repurchase
 agreements, dollar rolls, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjunction with secured
 borrowings.   The  Corporation is currently evaluating the  effect  that implementation SFAS No. 127 will have on its results of operations and financial position.

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

 In  June  1997,  the FASB issued SFAS No. 130, "Reporting  Comprehensive
 Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purposes financial statements. SFAS No. 130 requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise
 (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The adoption of this statement will not have a material impact on the Corporation's financial position or results of operations.

5. Recent Branch Acquisitions
   --------------------------
 On June 6, 1997, Bank and Trust, BT's largest banking affiliate, purchased three branch offices of National City Bank of Pennsylvania, a subsidiary of National City Corporation of Cleveland, Ohio. The locations of the three branches are Meyersdale and Salisbury in Somerset County, Pennsylvania and Everett in Bedford County, Pennsylvania. The purchase included the deposits, loans and fixed assets of all three branches which were merged into Bank and Trust. The purchase price of approximately $4.6 million has been allocated to a deposit intangible and will be amortized over a fifteen-year period. The combined deposit and loan totals for the three offices was approximately $70 million and $5.8 million, respectively, at June 6, 1997.

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

 7.   Stock Dividends
      ---------------
 On July 23, 1997, BT's Board of Directors declared a 10% stock dividend. The dividend was distributed on September 15, 1997, to shareholders of record as of August 27, 1997. The dividend was charged to retained earnings in the aggregate amount of $23.6 million which was based on a market price of $41.50 per share. The stock dividend, representing 568,221 common shares, increased common shares issued and outstanding to 6,250,436. On October 22, 1996, a 10% stock dividend was distributed to shareholders of record as of September 20, 1996. All per share data in this report has been adjusted to reflect the stock dividends.

8.   Subsequent Events
     -----------------
 At  the  close of business, October 10, 1997, the Corporation adopted  a
 single  bank  charter for its three affiliate banks.   Laurel  and
 Fayette merged with and into Bank and Trust and Bank and Trust changed its name to Laurel Bank. All 72 banking offices of BT's three affiliates are now branches of Laurel Bank. At the same time, the corporate names of two other non-bank affiliates were changed from BT Management Trust Company
 to  Laurel  Trust  Company  and  from  Moxham   Community Development
 Corporation to Laurel  Community  Development Corporation.

                                  ITEM 2
                                  -------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1996 and September 30, 1997, and the material changes in results of operations comparing the three and nine month periods ending September 30, 1997 with the respective results for the comparable periods of 1996 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain statements contained in this report constitute "forward-looking" statements with respect to BT Financial Corporation and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of BT Financial Corporation and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. Such factors may affect BT Financial Corporation and its subsidiaries' operations, markets, products, services and prices. Such factors include among others, the following: political, economic and business conditions;
local political, economic and business conditions; interest rates, and federal, state and local legislation and regulation.

FINANCIAL REVIEW
----------------

Overview
--------

During the first nine months of 1997, BT experienced significant asset growth due to branch acquisitions, loan growth reflecting continuing demand for both consumer and commercial loans, and an improvement in expense ratios. Since interest rates were flat for the most part during the first nine months of 1997, changes in rates did not have a material impact on the Corporation's operating results. Net income and annualized returns on assets and shareholder equity improved significantly.

The acquisition of three branches from National City Corporation (National
City) of Pennsylvania was completed on June 6, 1997. The branch acquisitions accounted for most of the Corporation's asset and deposit growth in 1997. The Corporation completed two acquisitions in June, 1996. The acquisition of Armstrong County Bank was accounted for as a purchase, and the acquisition of Moxham Bank Corporation (Moxham) was accounted for as a pooling. As a result, the financial condition and results of operations of Moxham and the Corporation are combined for all periods covered by this report.

Loans grew at a steady rate in the first nine months of 1997. Most of this loan growth was from internal sources as the branch acquisitions accounted
for  only  12.6%  of  the  increase in loans since year-end  1996.   Credit
quality  improved  as the amount of total nonperforming loans  declined  to
 .91% as a percentage of loans, net of unearned interest, at September 30, 1997, compared to 1.22% at December 31, 1996.

Cost savings and improved efficiencies from the Moxham Bank Corporation acquisition associated with branch closings, reduced staffing levels and consolidation of various support activities were realized in the first nine months of 1997. Employment and occupancy costs decreased and the Corporation's efficiency ratio, excluding nonrecurring costs, improved from 65% in the first nine months of 1996 to 60% in 1997. The efficiency ratio measures the ability to generate revenue in relation to expenditures. The lower ratio in 1997 reflects a substantial decline in operating expenses, complemented by heightened income levels.
Compared with the first nine months of 1996, net income improved 28.5%, fully diluted net income per share improved 25.3%, annualized return on assets improved 24.4% and annualized return on equity improved 17.3% in

1997. The improvement in net income was accomplished even though net loan charge-offs increased 54% in 1997. 1996 earnings, however, were depressed due to one-time expenses of acquiring Moxham Bank Corporation and a nonrecurring deposit insurance assessment. Disregarding these costs, net income increased more than 8%.

The Corporation recently consolidated its three bank subsidiaries, Johnstown Bank and Trust Company, Fayette Bank and Laurel Bank into a single bank named Laurel Bank. This consolidation is intended to result in future operating efficiencies and cost effectiveness throughout the organization in areas such as marketing, advertising, data processing, accounting and other back office operations. Additionally, the single bank has been divided into five regional areas created to capitalize on growth opportunities in BT's market area. Each region will be headed by a Community Banking Executive and will have its own Regional Board of Directors.


CHANGES IN FINANCIAL POSITION

Total assets at September 30, 1997 increased $85.4 million, or 5.8%, and $63.2 million, or 4.2%, compared to year-end 1996 and September 30, 1996, respectively. The branches acquired from National City accounted for asset growth of approximately $70 million and were primarily responsible for the higher balance sheet levels over both periods.

Period end total loans outstanding, net of unearned interest, increased $45.8 million, or 4.5%, and $31.7 million, or 3.0%, compared to year-end 1996 and September 30, 1996, respectively. The increase in loans over both periods is primarily due to strong internal growth in both commercial and consumer loans resulting from aggressive lending efforts. Various loans acquired in the branch acquisitions of National City totalled approximately $5.8 million at the acquisition date.

BT's nonperforming assets increased during 1996 due to several factors including the addition of various merger related loans and a general industry-wide deterioration in consumer credit quality. Additionally, the restructuring of the collection function had a temporary impact on the level of nonperforming loans. At September 30, 1997, nonperforming loans decreased $2.8 million, or 22.6%, and $2.6 million, or 21.0%, compared to year-end 1996 and September 30, 1996, respectively. Focused management efforts have successfully reduced the level of nonperforming loans through the allocation of additional resources specifically directed at enhancing
the loan collection process.   All major loan categories (residential
mortgages, commercial and consumer loans) have experienced significant reductions in nonperforming loans since year-end 1996. Based on currently known trends, management does not anticipate any significant increase in nonperforming loan totals in the foreseeable future. Although BT's asset quality ratios are consistent with peer levels, management's objective is to return to its historically stronger position.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The ratio of the reserve for loan losses to loans, net of unearned interest, declined to .91% at September 30, 1997, compared to .94% at year-end 1996 and .92% at September 30, 1996, commensurate with growth in the loan portfolio and the charge-off of certain nonperforming loans. At the same time, BT's coverage ratio increased to 1.0 times at September 30, 1997, compared to .8 times at year-end 1996 and September 30, 1996, due to the decline in nonperforming loans.

The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.


                                    September 30  December 31   September 30
   (In thousands)                           1997         1996           1996
                                    ----------------------------------------

   Loans 90 days or more past-due        $   794      $   961         $ 128
   Restructured loans                        266          317           317
   Nonaccrual loans                        8,651       11,276        11,853
                                    ----------------------------------------
     Total nonperforming loans             9,711       12,554        12,298

   Other real estate owned                   659        1,023           809
   Repossessed assets                        961          851         1,183
                                    ---------------------------------------
     Total nonperforming assets         $ 11,331     $ 14,428      $ 14,290
                                    =======================================

   Nonperforming loans as a % of loans,
     net of unearned interest               .91%        1.22%         1.18%
   Reserve for loan losses to nonperforming
     loans                                  1.0x          .8x           .8x
   Reserve for loan losses as a % loans,
     net of unearned interest               .91%         .94%          .92%



Total securities increased $44.2 million, or 14.6%, and $34.3 million, or 11.0%, compared to year-end 1996 and September 30, 1996, respectively. The higher levels primarily resulted from various securities purchased in connection with funding provided by deposits acquired in the branches purchased from National City.

Period end deposits increased $84.9 million, or 6.7%, and $64.9 million, or 5.1%, compared to year-end 1996 and September 30, 1996, respectively. The increases are mainly due to approximately $70 million in deposits acquired from the National City branches.

RESULTS OF OPERATIONS

Ten percent stock dividends were distributed on October 22, 1996 and September 15, 1997, to shareholders of record at September 20, 1996 and August 27, 1997, respectively. All per share data in the following discussions has been adjusted to reflect the stock dividends.

Third Quarter 1997 vs. Third Quarter 1996

For the third quarter of 1997, BT recorded net income of $4.4 million, or $.70 per share. In the same period of 1996, net income was $4.0 million, or $.64 per share before a one-time deposit insurance assessment related to deposits acquired from savings and loan institutions of approximately $1.4 million ($899,000 net of tax). These results reflect strong net income growth of 9.3% and an earnings per share increase of 9.4%. Higher levels of net interest income and total other income and a reduction in total other expenses offset an increase in the provision for loan losses. Third quarter 1996 net income was reduced to $3.1 million or $.50 per share after the deposit insurance assessment.

The annualized return on average assets for the third quarters of 1997 and 1996 was 1.13% and .84%, respectively. The annualized return on average shareholders' equity was 12.36% in 1997 and 9.41% in 1996 for the third quarter. Excluding the one-time deposit insurance assessment, the 1996 annualized return on average assets for the third quarter was 1.08% and the third quarter 1996 annualized return on average shareholders' equity was 12.13%.

Net interest income on a fully taxable equivalent basis was $16.9 million for the third quarter of 1997, compared to $16.7 million for the same period of 1996. The increase was due essentially to a higher level of interest-earning assets resulting from recent loan growth. Average loans outstanding, net of unearned interest, grew $40.3 million, or 3.9%, to $1.078 billion in the third quarter of 1997 compared to 1996. Third quarter net interest margins for 1997 and 1996 were 4.68% and 4.81%, respectively.

The provision for loan losses increased $447,000 in the third quarter of 1997 compared to the third quarter of 1996 based on management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $1.0 million in the third quarter of 1997 compared to $617,000 in 1996. The higher level of net charge-offs was primarily due to a higher level of credit losses associated with various commercial loans. Management expects the remaining 1997 level of net charge-offs and the related provision for loan losses to be consistent with 1996 levels based on the current status of the loan portfolio.

Total other income increased by $656,000, or 24.3%, in the third quarter of 1997 compared to the same period of 1996. Trust income and service fees increased 4.7% and 24.8%, respectively. The growth in fee based income has primarily resulted from an increased account base due to recent acquisitions, higher levels of deposit account fees and organic growth in
trust assets under management.   Management anticipates these trends to
continue throughout the remainder of 1997. Other income grew $327,000 while net security gains declined $120,000 in 1997 over 1996. BT's other income growth in the third quarter of 1997 was largely due to a profit of $250,000 realized in connection with the sale of its merchant credit card relationships. In the fourth quarter of 1997, BT intends to sell its entire credit card portfolio to a large servicer. Accordingly, BT should realize a gain on the sale of these loans in the fourth quarter. BT will continue to issue credit cards under the Laurel Bank name. The cards will offer enhanced features, competitive rates, and a higher level of customer service as a result of the association with a large servicer.
Additionally, BT will garner fee income on an ongoing basis while eliminating the risks and expenses related to the maintenance of a credit card portfolio.

BT's management monitors the level of other expenses on an ongoing basis for increased profitability. Total other expenses declined $1.5 million, or 11.0%, in the third quarter of 1997 compared to the same period of 1996. Most of the decline was due to the aforementioned one-time deposit insurance assessment related to deposits acquired from savings and loan institutions. Excluding the one-time assessment, total other expenses declined $120,000, or 1.0%. Salaries increased 2.5% due to the inclusion of 16 employees hired in connection with the National City branch
acquisitions and periodic merit increases.   Employee benefit costs were
reduced by 10.4% primarily due to lower hospitalization expense. Net occupancy expense declined 4.3% while equipment expense increased 15.7% reflecting higher levels of ongoing technology-based expenditures. FDIC insurance declined 95.7% due mainly to the one-time assessment paid in 1996. Other operating expenses fell 6.6% and BT's efficiency ratio improved to 60% in the third quarter of 1997 compared to 64% in 1996, excluding nonrecurring charges. BT's recent bank charter consolidation will serve to streamline back-office functions in areas such as data processing, accounting and other operational departments. Less regulatory burden and an enhanced future capacity for growth are also expected to occur under the single bank charter. Marketing and advertising will benefit from reduced media costs by focusing on the promotion of a single bank.

Customers will gain added convenience by the ability to bank at any office throughout Laurel Bank's 72 branch network.

BT's effective tax rate of 34.4% for the third quarter of 1997 remained fairly stable compared to 33.7% in the same period of 1996.


Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30,
1996

The first nine months of 1997 produced net income of $12.7 million, or $2.03 per share, compared to $9.9 million, or $1.62 per fully diluted share, earned in the same period of 1996 which reflected the nonrecurring deposit insurance assessment and one-time reorganization costs of $1.3 million ($959,000 net of tax) associated with the Moxham Bank Corporation (Moxham) merger in June of 1996. These results reflect a substantial net income increase of 28.5% and an income per share boost of 25.3%. Steady growth in net interest income and total other income along with a reduction in expense levels offset an increase in the provision for loan losses. The year-over-year earnings increase, excluding nonrecurring costs, was $947,000, or $.11 per fully diluted share.

For the first nine months of 1997, the annualized return on average assets was 1.12%, compared to .90% in 1996. The annualized return on average shareholders' equity for the first nine months of 1997 and 1996 was 12.12% and 10.33%, respectively.

Fully taxable equivalent net interest income was $49.9 million for the first nine months of 1997, compared to $48.6 million for the same period of 1996. The increase of $1.3 million was due primarily to a higher level of interest-earning assets resulting from recent acquisitions as well as internal loan growth. In 1997, average interest-earning assets increased $46.0 million to $1.397 billion while average interest-bearing liabilities grew $32.2 million to $1.195 billion compared to 1996. The net interest margin, on a fully taxable equivalent basis, declined slightly to 4.77% in 1997, compared to 4.79% in the first nine months of 1996.

The provision for loan losses increased $1.7 million in the first nine months of 1997, compared to the same period of 1996 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $3.1 million in 1997 compared to $2.0 million in the first nine months of 1996. Net loans charged-off to average loans, net of unearned interest, increased to .39% from .26% on an annualized basis for the first nine months of 1997 and 1996, respectively. The higher level of net charge-offs in 1997 is mainly due to a higher level of credit losses associated with various commercial loans. Consumer loan charge-offs in 1997 remained consistent with prior year levels.

Total other income increased $919,000, or 11.3%, in the first nine months of 1997 compared to the same period last year. Trust income, service fees, and other income increased 8.0%, 19.6% and 23.8%, respectively, while income from securities transactions declined $382,000. The growth in fee based income has primarily resulted from an increased account base due to recent mergers, higher levels of service charges on deposit accounts, and internal growth in trust assets under management.

Total other expenses declined $3.9 million, or 9.9%, in the first nine months of 1997 compared to the same period of 1996. Approximately 69% of the decrease was due to the nonrecurring reorganization costs related to the Moxham merger and the one-time deposit insurance assessment in 1996. Excluding one-time charges, total other expenses declined $1.2 million, or 3.2%. Ongoing cost containment initiatives and synergies resulting from the Moxham merger have largely been responsible for the broad-based expense reductions experienced in 1997. Salaries and wages declined 1.6% while employee benefit costs decreased 17.7% primarily due to lower hospitalization expense. Occupancy expense declined 9.5% commensurate with the closure of seven branch offices in the third quarter of 1996 in connection with the Moxham merger. Equipment expense increased 19.1% reflecting higher levels of ongoing technology-based expenditures. FDIC insurance declined 88.9% due to the one-time assessment in 1996 and lower deposit insurance premiums in effect for 1997. Other operating expense declined 4.3% while BT's efficiency ratio, exclusive of nonrecurring costs, improved to 60% in 1997 from 65% in 1996. The improvement in the efficiency ratio reflects various cost savings related to branch closings, reduced staffing levels, and various operations consolidation activities resulting from the Moxham acquisition. BT's bank charter consolidation should provide future additional efficiencies by allowing BT to leverage its technology investments while streamlining its product offerings as a means to curtail unit costs and allow for standardization throughout the 72 branch network. BT's regionalized marketing approach under the single bank charter was designed to ultimately increase profitability for the Corporation. The goal is to better serve existing customers while providing the proper framework to further penetrate existing market areas in a more efficient, effective manner.

BT's effective tax rate was 34.4% for the first nine months of 1997 compared to 33.6% for the same period of 1996. The increase is primarily due to a lower effective tax rate applicable to Moxham in 1996 prior to the merger with BT.

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






  Date      November 13, 1997              /s/ John H. Anderson
            ------------------            ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer



  Date       November 13, 1997            /s/ Mark L. Sollenberger
            ------------------            -------------------------------
                                          Mark L. Sollenberger,
                                          Executive Vice President, Treasurer,
                                          and Assistant Secretary
                                          (Principal Financial Officer)

