Form 10-K
period 1997-12-31
BT FINANCIAL CORP
filed 1998-03-31
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997  Commission file number 0-12377
                          -----------------                         -------


                    BT FINANCIAL CORPORATION
     -----------------------------------------------------
     (Exact Name of registrant as specified in its charter)

         Pennsylvania                  25-1441348
   ------------------------   ---------------------------------
   (State of Incorporation)   (IRS Employer Identification No.)

     551 Main Street, Johnstown, Pennsylvania       15901
     ------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

   Registrant's telephone number, including area code:  814-532-3801
                                                        ------------
   Securities registered pursuant to Section 12(b) of the Act: NONE
                                                               ----
   Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $5.00 per share      Preferred Share Purchase Rights
---------------------------------------      --------------------
          (Title of class)                       (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]    No  [   ]
                                         -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

The Registrant estimates that as of March 17, 1998, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $310,961,335 computed on the basis of $53.00 per share, the closing sales price on the NASDAQ Stock Market on March 17, 1998. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the Registrant to be beneficially owned by its directors or executive officers (383,241 shares in total) from the number of shares outstanding (6,250,436).

As of March 17, 1998, the registrant had outstanding 6,250,436 shares of its Common Stock.

Documents incorporated by reference:               Incorporated into:
------------------------------------               ------------------
1997 Annual Report to Shareholders                    Part I and II
     (the "1997 Annual Report")
Definitive Proxy Statement for the 1998 Annual Meeting
 of Shareholders (the "1998 Proxy Statement")            Part III






                    BT FINANCIAL CORPORATION
                           FORM 10-K
              Fiscal year ended December 31, 1997
              -----------------------------------
                             INDEX
PART I                                                      Page
------                                                      ----
Item 1.   Business                                           3

Item 2.   Properties                                         6

Item 3.   Legal Proceedings                                  6

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   6

          Executive Officers of the Registrant               7

PART II
-------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                    9

Item 6.   Selected Financial Data                            10

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10

Item 8.   Financial Statements and Supplementary Data        10

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             10

Part III
--------
Item 10. Directors and Executive Officers of the
         Registrant                                          11

Item 11. Executive Compensation                              11

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                               11

Item 13. Certain Relationships and Related
         Transactions                                        11

Part IV
-------
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                 12

SIGNATURES                                                   13

EXHIBIT INDEX                                                16
                               2




                             Part I


Item 1     Business
------     --------

Description of Business
-----------------------

     BT Financial Corporation ("BT" or the "Registrant") is a bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     At the close of business, October 10, 1997, BT adopted a single bank charter for its three affiliate banks. Laurel Bank and Fayette Bank ("Fayette") merged with and into Johnstown Bank and Trust Company ("Bank and Trust"). At the same time, the corporate title of Bank and Trust was changed to Laurel Bank. Additionally, the corporate names of two other non-bank affiliates were changed from BT Management Trust Company to Laurel Trust Company and from Moxham Community Development Corporation to Laurel Community Development Corporation.

     BT's single banking subsidiary, Laurel Bank ("Laurel"), is headquartered in Johnstown, Pennsylvania. BT has three non-bank subsidiaries, Bedford Associates, Inc., which holds and leases property used by Laurel in its banking operations, Laurel Trust Company, a trust company which provides trust and investment services, and Laurel Community Development Corporation, a corporation which conducts community development activities. At December 31, 1997 the Registrant had total assets of $1.6 billion.

     On June 25, 1996, BT completed a merger with Moxham Bank Corporation (Moxham) whereby Moxham was merged directly into BT. In connection with the merger, each share of Moxham common stock (other than shares held by BT) was converted into 1.15 shares of BT common stock, resulting in the issuance of 1,038,519
shares of BT Common Stock. In addition, 88,550 shares of BT common stock were exchanged for all 14,000 outstanding shares of Moxham Series A $8.00 cumulative convertible non-voting preferred stock. The merger has been accounted for as a pooling-of-interests and accordingly BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Moxham for all periods prior to the merger. Moxham's banking subsidiaries included the Moxham National Bank and The First National Bank of Garrett. Moxham also held the Moxham Community Development Corporation.  Upon
consummation of the merger, Moxham's banking subsidiaries
were merged into Bank and Trust on June 25, 1996.
At the time of the merger, Moxham had assets of approximately $235 million and operated 12 branches in Cambria, Somerset, and Westmoreland counties.
                               3


     Laurel Bank conducts business through a network of 72 full-service offices located throughout southwestern Pennsylvania. Laurel operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through the Registrant. In addition, Laurel operates 53 automated teller machines located on bank premises and off-premise sites.

     Laurel Bank is engaged in the business of commercial and retail banking. Laurel provides a full range of financial services to individuals, businesses and governmental bodies, including accepting demand, savings and time deposits, safe deposit facilities, electronic banking services, debit cards, money transfer services, and other banking services. Laurel also offers lending services, including consumer, real estate, commercial and industrial loans. Laurel Trust Company offers a wide range of corporate and personal trust services as well as pension and fiduciary services.

     Laurel Bank's predecessor, Bank and Trust, was formed in 1934 through the consolidation of five banks. It is a Pennsylvania bank and trust company and member of the Federal Reserve System with offices in Allegheny, Armstrong,
Bedford, Blair, Butler, Cambria, Fayette, Greene, Indiana,
Somerset, Washington, and Westmoreland Counties.  At December 31,
1997, its assets totaled $1.5 billion.

     Laurel Trust Company, formerly known as BT Management Trust Company, is located in Johnstown, Pennsylvania. It is a Pennsylvania-chartered trust company formed on April 30, 1990. Laurel Trust Company resulted from the consolidation of the trust business of Bank and Trust, the former Laurel Bank and Fayette.

     Laurel Community Development Corporation, formerly known as Moxham Community Development Corporation, was organized in 1992 to conduct community development activities. It is a for-profit Pennsylvania corporation conducting activities consisting of equity investments as a limited partner in various housing developments.

Competition
-----------

      The business of commercial and retail banking and banking-related services is highly competitive. The Registrant, Laurel Bank and Laurel Trust Company are subject to competition in all aspects of their businesses from banks as well as other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions, money market mutual funds, brokerage firms, investment companies, credit companies and insurance companies. They also compete with nonfinancial institutions, including retail stores that maintain their own credit programs, and with governmental agencies that make loans

available  to  certain  borrowers.   Some  of  the  Registrant's
competitors are larger and have greater financial resources and facilities than the Registrant. The management of BT and its subsidiaries regularly reviews its product mix, services, fee structure, and locations in the evaluation of its competitive position. Additionally, acquisition prospects are considered periodically to maintain and strengthen BT's competitive position.

Employees
---------

      As of December 31, 1997, the Registrant, Laurel, Laurel Trust Company and the Registrant's other subsidiaries had a total of 787 full time equivalent banking and administrative employees. Management considers its relationship with its employees to be satisfactory. The Registrant's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. The telephone number is (814) 532-3801.


Supervision and Regulation
--------------------------

      BT is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, BT is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as required by the FRB. BT may not, without prior approval of the FRB, acquire 5% or more of the voting shares of another bank. The BHCA and the Federal Reserve Act place restrictions on transactions between BT and its affiliates, including certain restrictions relevant to intercompany loans, dividends, and investments. BT, subject to approval of the FRB, may acquire (1) banks throughout the United States, and (2) branches of established banks throughout the United States, except in Texas and Montana, which have opted out of interstate banking. Satisfactory Community Reinvestment Act and capital ratios
ratings  are  generally  required  to  obtain  FRB  approval   of
acquisitions.

     Laurel, as a state chartered bank, is subject to supervision,
periodic  examination  and  regulations  of   the   Pennsylvania
Department of  Banking.  Laurel, as an  insured  bank,  is  also
subject  to  regulation  by  the  Federal   Deposit   Insurance
Corporation ("FDIC"). Laurel's deposits are insured by the FDIC to the maximum amount legally permitted, currently $100,000. Laurel is also a member of the Federal Reserve System and is subject to regulations of the Board of Governors of the Federal Reserve System.

      BT and its subsidiaries are subject to examination at the discretion of supervisory authorities. BT is under the jurisdiction of the Securities and Exchange Commission ("SEC") with respect to engaging in the offering and public sale and distribution of its securities. BT is also subject to SEC rules

regarding   insider  trading,  proxy  statements   and   periodic
reporting to shareholders.

Recent and Pending Acquisitions
-------------------------------

      Merger  and  acquisition activities of the  registrant  are detailed  in  "Note 3-Acquisitions" of the "Notes to Consolidated
Financial  Statements" included on pages 20 and 21  of  the  1997
Annual Report, which is incorporated herein by reference.

Item 2     Properties
------     ----------

      The executive offices of the Registrant are located at 551 Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Registrant, Laurel Trust Company, and other unrelated business concerns.

      Laurel operates 72 full-service banking offices located throughout southwestern Pennsylvania, 54 of which are owned by Laurel free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 18 offices are operated under leases which, including renewal options, expire at various times between 1998 and 2025. Bedford Associates, Inc. owns 4 of the 18 leased properties, which are leased to Laurel as community banking offices. On June 6, 1997, three banking offices were purchased from National City Bank of Pennsylvania.

Item 3     Legal Proceedings
------     -----------------

      Information required to be furnished pursuant to this Item is set forth on page 26 of the 1997 Annual Report in Note 11 of the "Notes to Consolidated Financial Statements" under the caption "Litigation" which is incorporated herein by reference.

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

     Name               Age  Positions and Offices Held
     ----               ---  --------------------------

John H. Anderson        47   Chairman, Chief Executive Officer
                             and Director of the Registrant and
                             of Laurel.

Steven  C.  Ackmann     46   President and Chief Operating Officer
                             of the Registrant.

Eric F. Rummel          45   Vice Chairman of the Registrant,
                             President of Laurel.

J. William Smith        50   Vice Chairman of the Registrant.

Mark L. Sollenberger    44   Executive Vice President,
                             Treasurer and Assistant Secretary
                             of the Registrant.  Executive Vice
                             President and Treasurer of Laurel.
                             Treasurer and Assistant Secretary of
                             Laurel Trust Company.

Laura L. Roth           35   Corporate Secretary and Assistant
                             Treasurer of the Registrant,
                             Laurel and Laurel Trust Company.

Brian  H.  Lehman       43   Vice President and Controller  ofthe
                             Registrant.


  John H. Anderson has served as Chairman and Chief Executive Officer
  ----------------
of the  Registrant since 1995.  He served as Chairman, President and
Chief Executive Officer of the Registrant from 1993 to 1995.   He
served as President and Chief Operating Officer of the Registrant
from  1992  to 1993 and as Vice Chairman from 1991 to  1992.   He
served  as  President of Bank and Trust from 1990  to  1991.   He
served as Executive Vice President of the Registrant during 1989. From 1986 to 1989 he served as Executive Vice President of Bank and Trust.


  Steven  C.  Ackmann  has  served  as  President  and  Chief Operating
  -------------------
Officer of the Registrant since 1995. He served as a Vice Chairman of the Registrant from 1992 to 1995. He served as Executive Vice
President  of  the Registrant from 1990 to 1992.   He  served  as
Senior Vice President of Fayette from 1988 to 1990.


  Eric F. Rummel has served as Vice Chairman of the Registrant since
  --------------
1996 and President of Laurel since 1997. He served as President of Bank and Trust from 1995 to 1997. He served as President of the former Laurel Bank from 1991 to 1995. He served as Executive Vice President of the Registrant in 1991 and of Bank and Trust from 1989 to 1991. He served as Senior Vice President of Bank and Trust from 1988 to 1989.


  J.  William  Smith  has  served as  Vice  Chairman  of the Registrant
  ------------------
since 1996. He served as President and Chief Executive Officer of the former Moxham Bank Corporation from 1986 to 1996.


  Mark  L.  Sollenberger  has served as Executive  Vice  President,
  ----------------------
Treasurer and   Assistant  Secretary  of  the  Registrant  since 1995
and Executive Vice President and Treasurer of Laurel since 1997.   He
served   as  Executive  Vice  President  and  Treasurer  of   the
Registrant from 1992 to 1995 and of Bank and Trust from 1992 to 1997. He served as Senior Vice President and Comptroller of the Registrant from 1991 to 1992. He has served as Treasurer and Assistant Secretary of Laurel Trust Company since 1992.


  Laura  L.  Roth  has  served  as  Corporate  Secretary  and Assistant
  ---------------
Treasurer of the Registrant and Laurel Trust Company since 1995 and of Laurel since 1997. She served as Secretary and Assistant Treasurer of Bank and Trust from 1995 to 1997. She served as Assistant Secretary and Assistant Treasurer of the Registrant from 1991 to 1995. She served as Assistant Secretary of the Registrant and of Bank and Trust from 1986 to 1991.


  Brian H. Lehman has served as Vice President and Controller of the
  ---------------
Registrant and Laurel since 1997. Prior to that time he was a Special Projects Director for Zamias Services, Inc. from 1996 to 1997 and a Vice President for L. Robert Kimball and Associates, Inc. from 1989 to 1996. He has been a Certified Public Accountant since
1979.

                             Part II

     Information required to be furnished pursuant to Part II of this report is set forth in the 1997 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.
     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements with respect to the Registrant and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of the Registrant and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. The Registrant undertakes no obligation to update any forward-looking statements made herein. The factors that may cause actual results to differ materially from the forward-looking statements include: interest rate, market and monetary fluctuations, monetary and fiscal policies, changes in laws and regulations, inflation, general economic conditions, competition and economic conditions in the geographic region an industries in which the Registrant conducts its operations, introduction and acceptance of new products and enhancements, mergers and acquisitions and their integration into the Registrant, and management's ability to manage these and other risks.

                                                    Page in 1997
          Caption in 1997 Annual Report             Annual Report
          -----------------------------             -------------



Item 5    Market for the Registrant's Common
------    Equity and Related Stockholder Matters
          --------------------------------------

          Market Price and Cash Dividends                   33

          Dividend Restrictions                             27

Two-for-One Stock Split
-----------------------

     On March 25, 1998, BT's Board of Directors declared a two-for-one stock split in the form of a stock dividend to be distributed on May 1, 1998 to shareholders of record as of April 8, 1998. The stock split will increase common shares outstanding to 12,500,872 from 6,250,436. BT's earnings per share amounts for the years ended December 31, 1997, 1996 and 1995, restated for the two-for-one stock split, are presented below.

     Years ended December 31,           1997      1996      1995
     ------------------------           ----      ----      ----
     Basic earnings per share          $1.37     $1.13     $1.10
     Diluted earnings per share         1.37      1.12      1.09

     Note: Data has been adjusted to reflect the 10% stock dividends distributed on October 22, 1996 and September 15, 1997 and the two-for-one stock split to be distributed on May 1, 1998.

                                                     Page in 1997
          Caption in 1997 Annual Report              Annual Report
          -----------------------------              -------------

Item 6    Selected Financial Data
------    -----------------------

          Selected Consolidated Financial Data              32

Item 7    Management's Discussion and Analysis
------    of Financial Condition and Results of
          Operations
          -------------------------------------

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        33-44



Item 8    Financial Statements and Supplementary Data
------    -------------------------------------------

          Report of Independent Accountants                 13

          Consolidated Balance Sheet                        14

          Consolidated Statement of Income                  15

          Consolidated Statement of Cash Flows              16

          Consolidated Statement of Changes
          in Shareholders' Equity                           17

          Notes to Consolidated Financial Statements        18-30

          Supplemental Financial Data                       31


Item 9    Changes in and Disagreements with Accountants on
------    Accounting and Financial Disclosure
          -----------------------------------
          None


                            Part III

Item 10   Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          Information required to be furnished pursuant to this Item regarding directors of the Registrant is set forth in the 1998 Proxy Statement under the caption "Election of Directors," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding delinquent filers is set forth in the 1998 Proxy Statement under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Registrant is set forth in Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
-------   ----------------------

          Information required to be furnished pursuant to this Item is set forth in the 1998 Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation," and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 1998 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain
-------   Beneficial Owners and Management
          --------------------------------

          Information required to be furnished pursuant to this Item is set forth in the 1998 Proxy Statement under the captions "Election of Directors," "Executive
          Compensation" and "Stock Ownership" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
-------   ----------------------------------------------

          Information required to be furnished pursuant to this Item is set forth in the 1998 Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.


                            Part IV

Item 14   Exhibits, Financial Statement
-------   Schedules and Reports on Form 8-K
          ---------------------------------

(a) (1)   Financial Statements
          --------------------

          The consolidated financial statements of BT
          Financial Corporation and affiliates together with the report of Coopers & Lybrand LLP dated January 28, 1998, are described herein in Part II, Item 8 - Financial Statements and Supplementary Data and appear on pages 14 through 31 of the 1997 Annual Report and are incorporated herein by reference.


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


                    BT FINANCIAL CORPORATION
                   -------------------------
                          (Registrant)



By:  /s/ John H. Anderson               Date: March 25, 1998
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:

     /s/ John H. Anderson               Date: March 25, 1998
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Principal Financial Officer:

     /s/ Mark L. Sollenberger           Date: March 25, 1998
     -----------------------------            ----------------
     Mark L. Sollenberger
     Executive Vice President,
     Treasurer, and Assistant
     Secretary

     Principal Accounting Officer:

     /s/ Brian H. Lehman                Date: March 25, 1998
     ----------------------------             ----------------
     Brian H. Lehman
     Vice President and Controller

Directors:


/s/ G. Scott Baton II                   Date: March 25, 1998
------------------------------                ----------------
G. Scott Baton II


/s/ Martin L. Bearer                    Date: March 25, 1998
------------------------------                ----------------
Martin L. Bearer


                                        Date: March 25, 1998
------------------------------                ----------------
John C. Cwik, M.D.


/s/ Louis G. Galliker                   Date: March 25, 1998
------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 25, 1998
------------------------------                ----------------
William B. Kania


/s/ Edward L. Mears                     Date: March 25, 1998
------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 25, 1998
------------------------------                ----------------
Roger S. Nave


/s/ Ethel J. Otrosina                   Date: March 25, 1998
------------------------------                ----------------
Ethel J. Otrosina


                                        Date: March 25, 1998
------------------------------                ----------------
Robert G. Salathe, Jr.


                                        Date: March 25, 1998
------------------------------                ----------------
William R. Snoddy



/s/ Gerald W. Swatsworth                Date: March 25, 1998
------------------------------                ----------------
Gerald W. Swatsworth


/s/ W. A. Thomas                        Date: March 25, 1998
------------------------------                ----------------
W. A. Thomas

/s/ Rowland H. Tibbott, Jr.             Date: March 25, 1998
------------------------------                ----------------
Rowland H. Tibbott, Jr.


/s/ Thomas A. Young                     Date: March 25, 1998
------------------------------                ----------------
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
Number         Description                      No. Herein
-------        -----------                    ---------------

  2.1       Agreement and Plan of         Incorporated by reference
            Reorganization dated as       to Exhibit 2.1 to BT
            of October 24, 1995 by and    Financial Corporation
            among BT Financial            Registration Statement on
            Corporation, Johnstown Bank Form S-4 (No. 333-01797). and Trust Company and The
            Armstrong County Trust Company.

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



 10.1       BT Financial Corporation      Filed herewith.
            Supplemental Executive
            Benefit Plan dated
            July 23, 1997.*


                                             Prior Filing or
Exhibit                                      Sequential Page
Number         Description                     No. Herein
------         -----------                   ---------------

 10.2       Key Employee Incentive        Incorporated by reference to
            Compensation Plan to BT       Exhibit 10.2 to BT Financial
            Financial Corporation         Corporation's Annual Report
            dated July 24, 1996.*         on Form 10-K for the year
                                          ended December 31, 1996.


 10.3       Moxham Bank Corporation       Incorporated by reference to
            Executive Retirement Plan     Exhibit 10.3 to BT Financial
            dated January 1, 1987, as     Corporation's Annual Report
            amended and restated.*        on Form 10-K for the year
                                          ended December 31, 1996.


 13.1       All portions of the BT        Filed herewith.
            Financial Corporation
            1997 Annual Report to
            Shareholders that are
            incorporated herein by
            reference.

 21.1       Subsidiaries of the           Filed herewith.
            Registrant.

 23.1       Consent of Coopers &          Filed herewith.
            Lybrand LLP,independent
            accountants for the Registrant.


 23.2       Consent of Barnes, Saly &     Filed herewith.
            Company, independent
            Accountants for the former
            Moxham Bank Corporation.

 27.1       Financial Data Schedule       Filed herewith.


 99.1       Report of Barnes, Saly &      Filed herewith.
            Company on Moxham Bank
            Corporation's Financial
            Statements as of December 31,
            1995 and for the year
            ended December 31, 1995.


     * Indicates exhibit is a management contract or compensation plan or arrangement.

     The Registrant will furnish to requesting shareholders a copy of any exhibit(s) listed above upon payment of $5.00 plus $0.10 per page to cover Registrant's expenses in furnishing such exhibit(s). Requests should be directed in writing to Laura L. Roth, Corporate Secretary, BT Financial Corporation, 551 Main Street, P. O. Box 1146, Johnstown, Pennsylvania 15907-1146.

