Form 10-Q
period 1998-03-31
BT FINANCIAL CORP
filed 1998-05-15
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  March 31, 1998

                                 or

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

                    12,500,872 shares common stock
                          ($5.00 par value)
                         as of May 4, 1998




                 BT FINANCIAL CORPORATION AND AFFILIATES

                              FORM 10-Q

                            March 31, 1998


     Part I.  Financial Information                          Page No.
     ------------------------------                          --------

     Item 1.
     -------

          Consolidated Balance Sheet - March 31, 1998
               and December 31, 1997                             3

          Consolidated Statement of Income and Comprehensive
               Income-Three Months Ended March 31, 1998
               and 1997                                          4

          Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1998 and 1997        5

          Notes to Consolidated Financial Statements             6

     Item 2.
     -------

          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                    11

     Part II.  Other Information
     ---------------------------

     Item 6.
     -------

          Exhibits and Reports                                  17


Signatures                                                      18

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                       CONSOLIDATED BALANCE SHEET
                       --------------------------

                                                 March 31   December 31
                                                     1998          1997
(In thousands, except share data)              (Unaudited)
-----------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $ 49,986     $ 52,028

Money market investments:
       Interest-bearing deposits with banks           143          424
       Federal funds sold                             ---          ---
                                             -------------------------
            Total money market investments            143          424
                                             -------------------------

  Securities available-for-sale                   263,017      194,852
  Securities held-to-maturity (market values
       of $163,966 at March 31, 1998 and
       $172,305 at December 31, 1997)             163,103      171,081
                                             -------------------------
            Total securities                      426,120      365,933
                                             -------------------------

  Loans                                         1,157,222    1,125,387
       Less:  Unearned interest                    49,715       58,326
              Reserve for loan losses               9,916        9,766
                                             -------------------------
             Net loans                          1,097,591    1,057,295

  Premises and equipment                           29,901       30,424
  Accrued interest receivable                      12,967       10,958
  Other assets                                     36,790       35,859
                                             -------------------------
            Total assets                       $1,653,498   $1,552,921
                                             =========================

  LIABILITIES
  Deposits:
       Non-interest-bearing                    $  181,892   $  177,756
       Interest-bearing                         1,167,940    1,168,620
                                             -------------------------
            Total deposits                      1,349,832    1,346,376

  Federal funds purchased and securities sold
       under agreements to repurchase              45,706       36,313
  Short-term borrowings                            62,349        1,871
  Accrued interest payable                          7,683        5,820
  Other liabilities                                 2,732        2,497
  Long-term debt                                   38,616       14,335
                                            --------------------------
            Total liabilities                   1,506,918    1,407,212
                                            --------------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, no par value
       2,000,000 shares authorized,
       None outstanding                              ---          ---
  Common stock, par value $5 per share,
       25,000,000 shares authorized,
       shares issued: 12,500,872 at
       March 31, 1998 and December 31, 1997        62,504       31,252
  Surplus                                          45,215       76,467
  Retained earnings                                38,775       37,283
  Accumulated other comprehensive income               86          707
                                            ---------------------------
            Total shareholders' equity            146,580      145,709
                                            ---------------------------
            Total liabilities and
                 shareholders' equity          $1,653,498   $1,552,921
                                            ===========================

  The accompanying notes are an integral part of the consolidated financial statements.

                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
              CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              ---------------------------------------------------------
                                     (Unaudited)
                                    -------------
                  (In thousands, except shares and per share data)

                                               Three months ended
                                                    March 31
                                              1998           1997
                                          -------------------------
  INTEREST INCOME

  Loans, including fees                   $ 23,034        $ 21,833
  Investment securities:
       Taxable                               6,057           4,780
       Tax-exempt                              205             131
  Deposits with banks                            4               6
  Federal funds sold                            14             161
                                           -------------------------
       TOTAL INTEREST INCOME                29,314          26,911
                                           -------------------------

  INTEREST EXPENSE

  Deposits                                  11,681          10,315
  Federal funds purchased
       and securities sold under
       agreements to repurchase                517             267
  Short-term borrowings                        264              39
  Long-term debt                               365             285
                                           -------------------------
       TOTAL INTEREST EXPENSE               12,827          10,906
                                           -------------------------

  NET INTEREST INCOME                       16,487          16,005
  Provision for loan losses                  1,230           1,045
                                           -------------------------
       NET INTEREST INCOME
         AFTER PROVISION FOR LOAN LOSSES    15,257          14,960
                                           -------------------------

  OTHER INCOME

  Trust income                                 856             746
  Fees for other services                    1,886           1,806
  Net security gains                            21              95
  Other income                                 175             268
                                           -------------------------
       TOTAL OTHER INCOME                    2,938           2,915
                                           -------------------------

  OTHER EXPENSES

  Salaries and wages                         5,436           4,972
  Pension and other
       employee benefits                     1,078             894
  Net occupancy expense                      1,136           1,063
  Equipment expense                          1,231           1,086
  F.D.I.C. insurance                            70              66
  Amortization of intangible
       assets                                  524             467
  Other operating expense                    3,418           3,048
                                           -------------------------
       TOTAL OTHER EXPENSES                 12,893          11,596
                                           -------------------------

  INCOME BEFORE INCOME TAXES                 5,302           6,279
  Provision for income taxes                 1,685           2,197
                                           -------------------------
       NET INCOME                            3,617           4,082
                                           -------------------------

  Other comprehensive income, net of tax:
    Unrealized holding losses on securities
     arising during period                    (607)         (1,171)
    Less: Reclassification adjustment for
          gains included in net income, net
          of taxes of $7 in 1998 and $33
          in 1997                               14              62
                                            ------------------------
  Other comprehensive income (loss)           (621)         (1,233)
                                            ------------------------
            COMPREHENSIVE INCOME          $  2,996         $ 2,849
                                            ========================
  Net income per common share - Basic     $    .29         $   .33
  Weighted average common shares
       outstanding - Basic              12,500,872      12,500,872

  Dividends paid per common share         $    .17         $   .15

  The accompanying notes are an integral part of the consolidated financial statements.
  Note:  Share and per share data have been adjusted to reflect the 10%
         stock dividend distributed on September 15, 1997 and the 2-for-1 stock split effected in the form of a stock dividend declared on March 25, 1998 to shareholders of record at April 8, 1998 and distributed on May 1, 1998. At December 31, 1997, BT Financial Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The adoption of this statement did not have any material impact on the earnings per share computations. Prior period net income per common share has been restated in accordance with SFAS No. 128.

                           BT FINANCIAL CORPORATION AND AFFILIATES
                           --------------------------------------
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------
                                        (Unaudited)
                                        -----------
                                       (In thousands)
                                       --------------
                                                          Three months ended
                                                                March 31
                                                              1998     1997
                                                         -------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 3,617  $ 4,082
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                             1,230    1,045
       Provision for depreciation and
            amortization                                     1,058      986
       Amortization of intangible assets                       524      467
       Amortization of premium, net of
            accretion of discount on loans and
            securities                                          88      (37)
       Deferred income taxes                                  (239)    (162)
       Realized net securities gains                           (21)     (95)
       Increase in interest receivable                      (2,009)  (1,175)
       Increase in interest payable                          1,863    1,551
       Equity in loss of limited partnerships                   42       38
       Other assets and liabilities, net                      (770)   1,418
                                                          -------------------
             Net cash provided by operating
                 activities                                  5,383    8,118
                                                          -------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                         10,165    5,612
  Repayments and maturities of securities
       available-for-sale                                    8,400   15,613
  Repayments and maturities of securities
       held-to-maturity                                      8,000    2,300
  Purchases of securities available-for-
       sale                                                (87,665)     ---
  Purchase of securities held-to-maturity                      ---  (41,005)
  Net decrease in money market investments                     281   10,307
  Proceeds from sales of loans                               1,843    2,225
  Net increase in loans                                    (43,398) (29,902)
  Purchases of premises and equipment and other               (535)    (529)
  Net increase in investment in limited partnerships           ---     (141)
                                                         --------------------
            Net cash used in investing
                 activities                               (102,909) (35,520)
                                                         --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   3,456    1,689
  Net increase in Federal Funds purchased and securities
       sold under agreements to repurchase                   9,393   12,997
  Net increase in short-term borrowings                     60,478      831
  Common stock cash dividends paid                          (2,125)  (1,875)
  Proceeds from long-term debt                              25,000      ---
  Payment on long-term debt                                   (718)    (718)
                                                         --------------------
           Net cash provided by financing activities        95,484   12,924
                                                         --------------------
  Decrease in cash and cash equivalents                     (2,042)  14,478
  Cash and cash equivalents at beginning
       of the year                                          52,028   65,305
                                                         --------------------
  Cash and cash equivalents at end of
       period                                              $49,986  $50,827
                                                         ====================

  Supplemental disclosures of cash flow
       information:
  Cash paid during the period for:
       Interest on deposits and other borrowings           $10,964  $ 9,355
       Federal income taxes                                    ---      703


  The accompanying notes are an integral part of the consolidated financial statements.

                       BT FINANCIAL CORPORATION AND AFFILIATES
                       ---------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------
                                     (Unaudited)

        1.  At the close of business, October 10, 1997,
            BT Financial Corporation adopted a single bank charter for its three affiliate banks. Laurel Bank and Fayette Bank merged with and into Johnstown Bank and Trust Company. At the same time, the corporate title of Johnstown Bank and Trust Company was changed to Laurel Bank. Additionally, the corporate names of two other non-bank affiliates were changed from BT Management Trust Company to Laurel Trust Company and from Moxham Community Development Corporation to Laurel Community Development Corporation.

        2.  In the opinion of the management of BT
            Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., and Laurel Community Development Corporation. Prior to BT's adoption of a single bank charter (see Note 1 above), the consolidated financial statements of BT included the banking affiliates' accounts of Johnstown Bank and Trust Company (Bank and Trust), the former Laurel Bank, and Fayette Bank (Fayette). These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year.

        3.  Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

        4. Reserve for loan losses -- The Corporation follows Statement of Financial Accounting Standards
            (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1.4 million at March 31, 1998, compared to $1.9 million at December 31, 1997 and $3.4 million at March 31, 1997. The corresponding loan loss valuation allowance was $401,000, $870,000, and $1.7 million for the same periods, respectively.  BT did not recognize any

            interest revenue on impaired loans during the first quarter of 1998. In the same period of 1997, BT recognized approximately $5,000 of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

        5.  Earnings Per Share
            ------------------

            In February of 1997, the Financial Accounting
            Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Effective December 31, 1997, BT adopted SFAS No. 128. The statement requires a change in methods used to compute earnings per share (EPS) and requires restatement of all prior periods. SFAS No. 128 replaces the presentation of "primary" EPS with "basic" EPS, with the principal difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement did not have any material impact on BT's EPS computations.

        6.  Comprehensive Income
            --------------------

            In June of 1997, the FASB issued SFAS No.
            130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. BT adopted SFAS No. 130 effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purposes financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position.

            The following table sets forth the components of accumulated other comprehensive income, net-of-tax:

                                                              Accumulated
                                          Unrealized             Other
                                          Gains (Losses)      Comprehensive
                                          On Securities          Income
                                          -------------          ------
                (In thousands)
                Beginning balance             $ 707              $ 707
                Current-period change          (621)              (621)
                                              ------             ------
                Ending balance-March 31, 1998 $  86              $  86
                                              ======             ======

            The following table sets forth the tax effect allocated to components of other comprehensive income:

                                                  Pre-tax    Tax   Net-of-Tax
                                                  Amount    Benefit  Amount
                                                  -------   -------  ------
                (In thousands)
                Unrealized holding losses on
                 securities arising during period  $(934)   $(327)   $(607)
                Less:  Reclassification adjustment
                       for gains included in net
                       income                         21        7       14
                                                  -------   -------  ------
                Other comprehensive income (loss)  $(955)   $(334)   $(621)
                                                  =======   =======  ======

            BT's comprehensive income is reflected in the consolidated statement of income and comprehensive income.

        7.  Recent Accounting Pronouncements
            --------------------------------

            In December of 1996, the FASB issued SFAS No.
            127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of SAFS No. 125 by one year to January 1, 1998 for certain transfer transactions including repurchase agreements, dollar rolls, securities lending and similar arrangements. SFAS No. 127 also delays by one year the provisions of SFAS No. 125 for recognition of collateral by secured parties in conjunction with secured borrowings. BT adopted SFAS No. 127 on January 1, 1998, and the effect of the adoption did not have a material impact on the Corporation's financial position or results of operations.

            In February of 1998, the FASB issued SFAS No.
            132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures from SFAS No. 87 "Employers Accounting for Pensions", SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions." BT will adopt SFAS No. 132 for fiscal year 1998 reporting, and it is anticipated the adoption of this statement will not have a material impact on the Corporation's financial position or results of operations.

        8.  Recent Branch Acquisitions
            --------------------------

            On June 6, 1997, the former Johnstown Bank and Trust Company acquired and accounted for as a purchase, three branch offices of National City Bank of Pennsylvania, a subsidiary of National City Corporation of Cleveland, Ohio. The locations of the three branches are Meyersdale and Salisbury in Somerset County, Pennsylvania and Everett in Bedford County, Pennsylvania. The purchase included the deposits, loans and fixed assets of the three branches. The purchase price of approximately $4.6 million was allocated to a deposit intangible and is being amortized over a 15 year period. The combined deposit and loan totals for the three offices was approximately $69.7 million and $5.8 million, respectively, at June
            6, 1997.

       9.  Litigation
           ----------

           A purported class action was instituted in the Court of Common Pleas of Cambria County, Pennsylvania against Bank & Trust and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately thirteen thousand dollars resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. The class potentially includes the borrowers on approximately 2,800 accounts, the number of residential mortgages held by Bank and Trust during the relevant period. Management intends to oppose certification of the case as a class action, pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT cannot be fully assessed at this early stage of the proceedings.

           On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market segment referred to as the "Pittsburgh area." The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in the Pittsburgh vicinity. While BT denies the use of the name "Laurel" and related logo infringes on plaintiff's trademark and servicemark rights and believes that its rights to the name "Laurel" and related logo are senior to that of the plaintiffs, there is a risk that Laurel might be prevented from using the "Laurel" name and related logo in the Pittsburgh vicinity. The impact of this litigation on BT cannot be fully assessed at this early stage of the proceedings.

           Due to the nature of their activities, BT and its subsidiaries are at all times engaged in other various legal proceedings which arise in the normal course of their businesses. While it is difficult to predict the outcome of these proceedings, management believes the ultimate liability, if any, will not materially affect BT's consolidated financial position or results of operations.


      10.  Stock Dividends
           ---------------

           On March 25, 1998, BT's Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend. The dividend was distributed on May 1, 1998, to shareholders of record as of April 8, 1998.
           The stock dividend, representing 6,250,436 shares,

           increased common shares issued and outstanding to 12,500,872. Accordingly, a transfer of $31,252,180, representing the par value of additional shares issued, was made from surplus to common stock. On September 15, 1997, a 10% stock dividend was distributed to shareholders of record as of August 27, 1997. All share and per share data in this report has been adjusted to reflect the stock dividends.


                            ITEM 2
                            ------
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between December 31, 1997 and March 31, 1998, and the material changes in results of operations comparing the three month periods ending March 31, 1998 with the results for the comparable period of 1997 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain statements contained in this report constitute "forward-looking" statements with respect to BT Financial Corporation and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of BT Financial Corporation and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. BT undertakes no obligation to update any forward-looking statements made herein. The factors that may cause actual results to differ materially from the forward-looking statements include: interest rates, market and monetary fluctuations, monetary and fiscal policies, changes in laws and regulations, inflation, general economic conditions, competition and economic conditions in the geographic region and industries in which the Corporation conducts its operations, introduction and acceptance of new products and enhancements, mergers and acquisitions and their integration into BT, and management's ability to manage these and other risks.


FINANCIAL REVIEW
----------------

Highlights - First Quarter 1998
-------------------------------

On March 25, 1998, BT's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was distributed on May 1, 1998 to shareholders of record as of April 8, 1998. BT's common stock price increased 43.0%, adjusted for the stock split, at March 31, 1998 compared to March 31, 1997. BT's historical stock price performance is not necessarily indicative of future price performance.

During the first quarter of 1998, several senior officers of BT elected to retire early. Certain severance and legal costs associated with these retirements were approximately $337,000 and were recorded in the first quarter. The retiring officers will not be replaced, and the costs associated with the early retirements are expected to be recovered by reduced salary and benefits expense throughout the remainder of 1998. BT also expensed approximately $348,000 in the first quarter of 1998 in connection with two legal settlements, their associated costs, and other legal fees related to various lawsuits. The settlements and their costs represented the majority of the expensed amount in the first quarter. As a result of the special charges incurred with early retirements and litigation costs, BT's first quarter 1998 earnings per share were reduced by approximately $.04, adjusted for the 2-for-1 stock split.

Consolidated net income decreased 11.4%, to $3.6 million in the first quarter of 1998 compared to $4.1 million in the same period of 1997 due to the special charges discussed earlier. Excluding the special charges, net income for the first quarter of 1998 would have been $4.1 million, or $.33 per share. Increases in net interest income and non-interest income were offset by increases in the provision for loan losses and a higher level of other expenses.

Total assets grew to a record $1.65 billion at March 31, 1998 compared to $1.55 billion at year-end 1997 and $1.48 billion at March 31, 1997. The growth in the current period resulted from targeted balance sheet leveraging in 1998 along with loan growth.

BT's organizational realignment in 1997 to a single bank charter, supported by five marketing regions, has enhanced product delivery channels which allow BT to focus on its customer needs more effectively. In addition, resources have been targeted to support the organizational changes through expanded sales training and incentive programs. As a result of these measures, BT experienced internal growth in both loans and deposits in the first quarter of 1998.

CHANGES IN FINANCIAL POSITION

Total assets at March 31, 1998 increased $100.6 million, or 6.5%, and $168.8 million, or 11.4%, compared to year-end 1997 and March 31, 1997, respectively. The higher balance sheet levels over both periods resulted primarily from strong loan growth and increases in securities levels funded mainly by short- and long-term borrowings. The availability of favorably priced wholesale funding sources has allowed BT to prudently leverage its balance sheet by increasing earning asset levels in order to enhance income while contributing to the management of interest rate risk. Funding strategies are managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure. The year-over-year asset increase was impacted by the branches acquired from National City which accounted for asset growth of approximately $70 million.

Period end total loans outstanding, net of unearned interest, increased $40.4 million, or 3.8%, and $55.1 million, or 5.2%, compared to year-end 1997 and March 31, 1997, respectively. The loan increases were due primarily to internal growth in both commercial and consumer loans. Loan expansion was attributable to increased market demand and aggressive sales efforts focusing on loan production. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio. Various loans acquired in the branch acquisitions of National City totaled approximately $5.8 million at the acquisition date.

BT's nonperforming assets increased $365,000, or 3.3%, compared to year-end 1997 while decreasing $1.5 million, or 11.3%, compared to March 31, 1997. The increase over year-end 1997 was principally due to a higher level of nonaccrual commercial loans in the current period partially offset by a decline in consumer and commercial loans 90 days or more past-due. The year-over-year decrease was mainly due to a decline of $1.8 million, or 15.9% in the level of nonperforming loans. The higher level at March 31, 1997 resulted from increased nonperforming loans initially experienced in 1996 due to the addition of various merger-related loans and an industry-wide deterioration in consumer credit quality. The reduction was accomplished by the utilization of an automated, centralized collection function along with other strategies including enhanced collection efforts and credit counseling activities. BT recently created a Special Assets department to concentrate on nonperforming commercial loans.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The ratio of the reserve for loan losses to loans, net of unearned interest, declined to .90% at March 31, 1998, compared to .92% at year-end 1997 and March 31, 1997, commensurate with growth in the loan portfolio. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                           March 31   December 31     March 31
    (In thousands)                             1998          1997         1997
                                      ----------------------------------------
    Loans 90 days or more past-due          $   480       $ 1,208      $   561
    Restructured loans                          265           266          317
    Nonaccrual loans                          8,736         7,678       10,395
                                      ----------------------------------------
      Total nonperforming loans               9,481         9,152       11,273

    Other real estate owned                     721           710          553
    Repossessed assets                        1,337         1,312        1,176
                                      ----------------------------------------
      Total nonperforming assets           $ 11,539      $ 11,174     $ 13,002
                                      ========================================

    Nonperforming loans as a % of
      loans, net of unearned interest           .86%          .86%       1.07%
    Reserve for loan losses to
      nonperforming loans                       1.0x          1.1x         .9x
    Reserve for loan losses as a % of
      loans, net of unearned interest           .90%          .92%        .92%



BT is anticipating a portion of the securities portfolio will be called in 1998. Therefore, based on the market outlook, a strategy was developed to invest in additional securities prior to the actual call dates of existing securities. As a result, total securities increased $60.2 million, or 16.4%, compared to year-end 1997 and $108.0 million, or 34.0%, compared to March 31, 1997. The higher levels were primarily due to purchases of various municipal and U.S. Government agency securities. Additionally, a portion of the increase over the prior year reflects additional securities purchased in connection with funding provided by deposits acquired from the National City branches.

Period end deposits increased $3.5 million, or .3%, and $84.4 million, or 6.7%, compared to year-end 1997 and March 31, 1997, respectively. The growth over year-end 1997 was mainly due to a $4.1 million, or 2.3%, increase in non-interest-bearing deposits. The year-over-year increase was primarily due to approximately $69.7 million in deposits acquired from the National City branches.

Short-term borrowings increased $60.5 million compared to year-end 1997 and $57.5 million compared to March 31, 1997 while long-term debt increased $24.3 million and $22.1 million over the same periods, respectively. The higher levels reflect increases in wholesale funding levels used by BT to support recent loan growth and securities purchases. The wholesale funding has been provided by the Federal Home Loan Bank (FHLB). In the first quarter of 1998, the FHLB advanced a $25 million long-term borrowing to BT. The interest rate on the borrowing at March 31, 1998 was 5.22%. The borrowing, scheduled to mature in the year 2008, will be used for selected loan and investment funding and to enhance liquidity while mitigating BT's interest rate risk exposure. After an initial lockout period of three years and then quarterly thereafter, the FHLB has the option to convert the fixed-rate advance to an adjustable rate which resets quarterly. If the FHLB elects to convert the advance, BT has the option to accept the adjustable-rate or return the advance with no penalty. At March 31, 1998, BT's short-term borrowings with the FHLB amounted to $60 million and were scheduled to mature in April and May 1998. The interest rates on these borrowings at March 31, 1998 ranged from 5.67% to 5.70%. The short- and long-term borrowings are collateralized by BT's residential mortgage loan portfolio.

RESULTS OF OPERATIONS

A 2-for-1 stock split effected in the form of a stock dividend was declared on March 25, 1998 to shareholders of record at April 8, 1998. The stock dividend was distributed on May 1, 1998. A ten percent stock dividend was distributed on September 15, 1997, to shareholders of record at August 27, 1997. All per share data in the following discussion has been adjusted to reflect the stock dividends.

For the first quarter of 1998, BT produced net income of $3.6 million, or $.29 per share, compared to $4.1 million, or $.33 per share, over the same period of 1997. 1998 earnings were impacted by special charges associated with the retirement of several senior officers of BT and certain costs in connection with two legal settlements along with other legal fees related to various lawsuits. The total charges approximated $685,000 and reduced earnings per share by approximately $.04 in the first quarter of 1998.

The annualized return on average assets for the first quarters of 1998 and 1997 was .92% and 1.12%, respectively. The annualized return on average shareholders' equity was 10.01% in 1998 and 11.90% in 1997. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity was 13.58% and 15.55% for the first quarters of 1998 and 1997, respectively.

Fully taxable equivalent net interest income increased $493,000, or 3.0%, to $16.8 million in the first quarter of 1998 compared to 1997. The increase was primarily due to a $123.6 million, or 9.1%, rise in average earning assets in 1998. The earning asset increase was due to a higher levels of securities and loans in 1998. The net interest margin declined 28 basis points in 1998 to 4.63% due primarily to higher rates paid on interest-bearing liabilities. A portion of the compression resulted from balance sheet leveraging through the utilization of short-and long-term wholesale funding used to support higher earning asset levels in the first quarter of 1998. The leveraging position enables BT to enhance net interest income while sacrificing some net interest spread differential.

The provision for loan losses increased $185,000 in 1998, compared to the same period of 1997 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $1.1 million in 1998 compared to $1.0 million in 1997.

Total other income increased $23,000, or .8%, in the first quarter of 1998 compared to 1997. Trust income increased $110,000, or 14.7%, commensurate with a greater volume of assets under management. Service fees grew $80,000 or 4.4%, primarily resulting from higher levels of deposit account fees. Securities transactions income and other income declined $74,000 and $93,000, respectively, in the first quarter of 1998 compared to 1997. The decline in other income was due to a gain of $121,000 in 1997 related to the sale of an other real estate owned property.

Total other expenses increased $1.3 million, or 11.2%, in 1998 compared to 1997. The majority of the increase was due to the special charges mentioned earlier in this discussion. Salaries and wages increased 9.3% reflecting the impact of merit increases and special charges of approximately $322,000 associated with the retirement of several senior officers of BT. These special charges will be recovered by reduced salary and benefits expenses throughout 1998 due to the nonreplacement of the retired senior officers. Full time equivalent employees rose to 774 in 1998 from 759 in 1997 reflecting additional employees hired in connection with the National City branch acquisitions. Employee benefit costs increased 20.6% mainly due to higher hospitalization expense. Occupancy expense increased 6.9% due to the three branches acquired from National City. Equipment expense increased 13.4% reflecting higher levels of ongoing technology-based expenditures. Amortization of intangible assets increased 12.2% due to the branches acquired from National City. Other operating expense increased 12.1% largely due to $363,000 in special charges related to litigation and legal settlement costs.

BT's effective tax rate was 31.8% for the first quarter of 1998 compared to 35.0% for the same period of 1997. The lower rate in 1998 reflects an increased application of low income housing tax credits and a higher level of tax-exempt interest income.

CAPITAL ADEQUACY

At March 31, 1998, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of March 31, 1998 and December 31, 1997 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.

                                                           Regulatory
                                       3-31-98   12-31-97  Requirement
                                       -------   --------  -----------
     Tier I Risk Based Ratio            10.55%     10.83%      4.00%
     Total Capital Risk Based Ratio     11.40%     11.70%      8.00%
     Tier I Leverage Ratio               7.90%      7.94%      4.00%

COMMITMENTS AND CONTINGENCIES:

YEAR 2000 ISSUES

In 1996, BT began analyzing any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT is in the process of (1) analyzing its information systems and vendor supplied application systems to address any Year 2000 issues, and (2) evaluating the potential effects of Year 2000 issues on customers of Laurel and the Trust Company.

The ongoing process of analyzing its information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be Year 2000 compliant and are tested for such compliance. Management expects to have all or substantially all systems and applications compliant or near completion of any necessary remedial actions by the end of 1998.

BT estimates that the total cumulative cost of this process will approximate $520,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. The cost of this process and the expected completion dates are based on management's best estimates and are believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

BT's process of evaluating potential effect of Year 2000 issues on customers of Laurel and the Trust Company is in its early stages, and it is therefore impossible to quantify the potential adverse effects of Year 2000 problems on Laurel's loan customers. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of Laurel to enable BT to assess the degree to which customers' operations are susceptible to potential problems, BT will be unable to quantify the potential losses, if any, from loans to commercial customers.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of loan commitments and standby letters of credit.

The Corporation's exposure to loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The face amounts of financial instruments with off-balance-sheet risk at March 31, 1998 were as follows:

                         (In thousands)
                         Loan commitments                   $206,036
                         Standby letters of credit            12,736

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements or loss exposures. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit are unconditional commitments issued by the Corporation to support the financial obligations of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans. The collateral varies but may include accounts receivable, inventory and property, plant and equipment for those commitments for which collateral is deemed necessary.

                               PART II
                               -------
                           OTHER INFORMATION
                           -----------------

                                 ITEM 6
                                 ------
                     EXHIBITS AND REPORTS ON FORM 8-K
                     --------------------------------

  (a)  Exhibits
       --------

       Exhibit 27 Financial Data Schedule

  (b)  Reports on Form 8-K
       --------------------

      During the first quarter of 1998, the Registrant filed the following Current Report on Form 8-K:

      (1) A report dated as of March 25, 1998, was filed on March 31, 1998, pursuant to Item 5, to report the Registrant's press release regarding BT's Board of Directors announcement of a 2-for-1 stock split in the form of a common stock dividend payable to shareholders of record at April 8, 1998 to be distributed on May 1, 1998.


                             SIGNATURES
                             ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date       May 14, 1998                 /s/ John H. Anderson
            ------------------            ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer




  Date       May 14, 1998                 /s/ Mark L. Sollenberger
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

