Form 10-Q
period 1998-06-30
BT FINANCIAL CORP
filed 1998-08-14
CIK 716459

FORM 10-Q

                Securities and Exchange Commission
                     Washington, D.C.  20549

       [ X ]   Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  June 30, 1998

                               or

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

                 12,500,872 shares common stock
                        ($5.00 par value)
                      as of August 4, 1998






            BT FINANCIAL CORPORATION AND AFFILIATES

                           FORM 10-Q

                         June 30, 1998


 Part I.  Financial Information                                  Page No.
 ------------------------------                                  --------

     Item 1.
     -------

           Consolidated Balance Sheet - June 30, 1998
            and December 31, 1997                                    3

           Consolidated Statement of Income
            Three and Six Months Ended June 30, 1998 and 1997        4

           Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1998 and 1997                  5

           Consolidated Statement of Comprehensive Income
            Three and Six Months Ended June 30, 1998 and 1997        6

           Notes to Consolidated Financial Statements                7

     Item 2.
     -------

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   15

 Part II.  Other Information
 ---------------------------

     Item 4.
     -------

          Submission of Matters to a Vote of Security Holders       23

     Item 5.
     -------

          Other Information                                         23

     Item 6.
     -------

           Exhibits and Reports on Form 8-K                         23

 Signatures                                                         24

                             ITEM 1
                             -------
                      FINANCIAL STATEMENTS
                      --------------------
             BT FINANCIAL CORPORATION AND AFFILIATES
             ---------------------------------------
                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                                                    June 30  December 31
                                                       1998         1997
 (In thousands, except share data)               (Unaudited)
-------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $    47,543  $    52,028
                                                  -----------------------
Money market investments:
   Interest-bearing deposits with banks                  27          424
   Federal funds sold                                 6,000           --
                                                  -----------------------
      Total money market investments                  6,027          424
                                                  -----------------------
Securities available-for-sale                       299,499      194,852
Securities held-to-maturity (market values
   of $130,941 at June 30, 1998 and
   $172,305 at December 31, 1997)                   130,176      171,081
                                                  -----------------------
      Total securities                              429,675      365,933
                                                  -----------------------

Loans                                             1,186,443    1,125,387
   Less:  Unearned interest                          41,683       58,326
          Reserve for loan losses                    10,250        9,766
                                                  -----------------------
      Net loans                                   1,134,510    1,057,295
                                                  -----------------------

Premises and equipment                               29,947       30,424
Accrued interest receivable                          15,360       10,958
Other assets                                         37,503       35,859
                                                  -----------------------
      Total assets                              $ 1,700,565  $ 1,552,921
                                                  =======================

LIABILITIES
Deposits:
   Non-interest-bearing                         $   187,211  $   177,756
   Interest-bearing                               1,169,928    1,168,620
                                                 -----------------------
      Total deposits                              1,357,139    1,346,376
Federal funds purchased and securities
   sold under agreements to repurchase               45,347       36,313
Short-term borrowings                                27,350        1,871
Accrued interest payable                              6,527        5,820
Other liabilities                                     2,053        2,497
Long-term debt                                      112,898       14,335
                                                 -----------------------
      Total liabilities                           1,551,314    1,407,212
                                                 -----------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized                          --           --
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 12,500,872 at
     June 30, 1998 and December 31, 1997             62,504       31,252
Surplus                                              45,215       76,467
Retained earnings                                    41,041       37,283
Accumulated other comprehensive income                  491          707
                                                 -----------------------
     Total shareholders' equity                     149,251      145,709
                                                 -----------------------
     Total liabilities and shareholders' equity $ 1,700,565  $ 1,552,921
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
                           ----------

                                      Three months ended      Six months ended
(In thousands, except shares                 June 30               June 30
 and per share data)                      1998      1997      1998        1997
--------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                 $ 23,824  $ 22,563   $ 46,857    $ 44,397
Investment securities:
   Taxable                               6,767     5,354     12,824      10,135
   Tax-exempt                              661       111        867         241
Deposits with banks                          1         4          5           9
Federal funds sold                          84        99         98         260
                                      ------------------------------------------
      Total interest income             31,337    28,131     60,651      55,042
                                      ------------------------------------------
INTEREST EXPENSE
Deposits                                11,706    10,822     23,386      21,138
Federal funds purchased and securities
   sold under agreements to repurchase     447       710        964         977
Short-term borrowings                      608        47        872          85
Long-term debt                           1,254       290      1,620         575
                                      ------------------------------------------
      Total interest expense            14,015    11,869     26,842      22,775
                                      ------------------------------------------
NET INTEREST INCOME                     17,322    16,262     33,809      32,267
Provision for loan losses                1,665     1,045      2,895       2,090
                                      ------------------------------------------
   Net interest income after
      provision for loan losses         15,657    15,217     30,914      30,177
                                      ------------------------------------------
OTHER INCOME
Trust income                               885       783      1,741       1,529
Fees for other services                  2,096     1,909      3,982       3,715
Net security gains (losses)                 43       (74)        64          21
Other income                               224       186        399         454
                                      ------------------------------------------
      Total other income                 3,248     2,804      6,186       5,719
                                      ------------------------------------------
OTHER EXPENSES
Salaries and wages                       5,185     4,955     10,621       9,928
Pension and other employee benefits      1,046       822      2,124       1,716
Net occupancy expense                    1,063     1,068      2,200       2,131
Equipment expense                        1,262     1,119      2,493       2,204
F.D.I.C. insurance                          70        67        140         133
Amortization of intangible assets          523       467      1,047         934
Other operating expense                  3,284     3,189      6,701       6,237
                                      ------------------------------------------
      Total other expenses              12,433    11,687     25,326      23,283
                                      ------------------------------------------
INCOME BEFORE INCOME TAXES               6,472     6,334     11,774      12,613
Provision for income taxes               1,956     2,140      3,641       4,337
                                      ------------------------------------------
      NET INCOME                      $  4,516  $  4,194   $  8,133    $  8,276
                                      ==========================================

Earnings per common share-
  Basic and Diluted                   $    .36 $     .34   $    .65   $    .66
Weighted average common shares
  outstanding-Basic                 12,500,872 12,500,872 12,500,872 12,500,872
Weighted average common shares
  outstanding-Diluted               12,502,044 12,500,872 12,500,872 12,500,872
Dividends paid per common share       $    .18 $     .15   $    .35    $   .30

Note: All per share and average share data has been adjusted to reflect the 10% stock dividend distributed on September 15, 1997 and the 2-for-1 stock split effected in the form of a stock dividend distributed on May 1, 1998. At December 31, 1997, BT Financial Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The adoption of this statement did not have any material impact on the earnings per share computations.


The accompanying notes are an integral part of the consolidated financial statements.


                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                 (Unaudited)
                                 -----------
                                (In thousands)
                                --------------
                                                            Six months ended
                                                                 June 30
                                                            1998        1997
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  8,133     $ 8,276
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                             2,895       2,090
     Provision for depreciation and amortization           2,170       1,945
     Amortization of intangible assets                     1,047         934
     Amortization of premium, net of accretion of
      discount on loans and securities                       454         (67)
     Deferred income taxes                                  (480)       (575)
     Realized securities gains                               (64)        (21)
     Increase in interest receivable                      (4,402)       (993)
     Increase in interest payable                            707         484
     Equity in loss of limited partnerships                   31          33
     Other assets and liabilities, net                    (2,469)     (2,089)
                                                      -----------------------
          Net cash provided by operating activities        8,022      10,017
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                         16,581      10,597
Repayments and maturities of securities available-for-
   sale                                                   27,648      45,018
Repayments and maturities of securities held-to-
   maturity                                               40,950       7,300
Purchase of securities available-for-sale               (148,662)     (2,505)
Purchase of securities held-to-maturity                       --     (98,918)
Net increase in money market investments                  (5,603)       (543)
Proceeds from sales of loans                               3,120       2,414
Net increase in loans                                    (83,268)    (48,307)
Purchases of premises and equipment and other             (1,693)     (1,650)
Net increase in investment in limited partnerships        (1,044)       (141)
Acquisition of branches, net of cash acquired                 --      58,819
                                                      -----------------------
          Net cash used in investing activities         (151,971)    (27,916)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                  10,763      15,577
Net increase (decrease) in Federal Funds purchased and
  securities sold under agreements to repurchase           9,034      (2,097)
Net increase in short-term borrowings                     25,479         341
Common dividends paid                                     (4,375)     (3,807)
Proceeds from long-term debt                             100,000          --
Payment on long-term debt                                 (1,437)     (1,437)
                                                      -----------------------
     Net cash provided by financing activities           139,464       8,577
                                                      -----------------------
Decrease in cash and cash equivalents                     (4,485)     (9,322)
Cash and cash equivalents at beginning of the year        52,028      65,305
                                                      -----------------------
Cash and cash equivalents at end of period               $47,543     $55,983
                                                      =======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest on deposits and other borrowings           $26,135     $22,291
     Federal income taxes                                  3,500       5,303

The accompanying notes are an integral part of the consolidated financial statements.

                           BT FINANCIAL CORPORTION AND AFFILIATES
                           --------------------------------------
                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        ----------------------------------------------
                                        (Unaudited)
                                        -----------
                                       (In thousands)
                                       --------------

                                        Three months ended    Six months ended
                                             June 30               June 30
                                          1998       1997      1998       1997
                                       --------------------  ------------------
Net income                              $4,516     $4,194    $8,133     $8,276

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
       securities arising during period    433        701      (174)      (470)
Less: Reclassification adjustment for
       gains (losses) included in net
       income                               28        (48)       42         14
                                        -------------------  ------------------
Other comprehensive income (loss)          405        749      (216)      (484)
                                        -------------------  ------------------
Comprehensive income                    $4,921     $4,943    $7,917     $7,792
                                        ===================  ==================

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

       2.   In the opinion of the management of BT
            Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., and Laurel Community Development Corporation. Prior to BT's adoption of a single bank charter (see Note 1 above), the consolidated financial statements of BT included the banking affiliates' accounts of Johnstown Bank and Trust Company (Bank and Trust), the former Laurel Bank, and Fayette Bank (Fayette). These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year.

       3.   Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

       4.   Reserve for loan losses -- The recorded
            investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $2.0 million at June 30, 1998, compared to $1.9 million at December 31, 1997 and $2.5 million at June 30, 1997. The corresponding loan loss valuation allowance was $1.4 million, $870,000, and $1.4 million for the same periods, respectively. BT did not recognize any interest revenue on impaired loans during the six months ended June 30, 1998. In the six months ended June 30, 1997, BT recognized approximately $5,000 of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

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

           The following table shows the calculation of earnings per share and the weighted average number of shares of dilutive potential common stock. Share and per share data has been adjusted to reflect the 2-for-1 stock split effected in the form of a stock dividend distributed on May 1, 1998 and the 10% stock dividend distributed on September 15, 1997.

                                       Three months ended     Six months ended
                                             June 30               June 30
                                         1998       1997      1998        1997
                                        -----------------   ------------------
  Basic Earnings Per Share:
    Net income (in thousands)          $4,516     $4,194    $8,133      $8,276
                                       ======     ======    ======      ======
    Weighted average number
    of common shares used
    in Basic EPS                   12,500,872 12,500,872 12,500,872 12,500,872

    Basic Earnings Per Share           $  .36     $  .34     $  .65     $  .66
                                       ======     ======     ======     ======

  Diluted Earnings Per Share:
    Net Income (in thousands)          $4,516     $4,194     $8,133     $8,276
                                       ======     ======     ======     ======
    Weighted average number
    of common shares used
    in Basic EPS                   12,500,872 12,500,872 12,500,872 12,500,872

    Effect of dilutive
    stock options                       1,172         --         --         --
                                        -----     ------     ------     ------
    Weighted average number
    of common shares and
    dilutive potential
    common stock used in
    Diluted EPS                    12,502,044 12,500,872 12,500,872 12,500,872
                                   ========== ========== ========== ==========

    Diluted Earnings Per Share         $  .36     $  .34    $   .65     $  .66
                                       ======     ======     ======     ======

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

            The following table sets forth the components of accumulated other comprehensive income, net-of-tax:


                                         Three months ended June 30, 1998
                                         --------------------------------
                                                               Accumulated
                                            Unrealized            Other
                                          Gains (Losses)      Comprehensive
                                          On Securities          Income
                                          -------------       ------------
        (In thousands)
        Beginning balance - April 1, 1998     $   86            $   86
        Current-period change                    405               405
                                               -----             -----
        Ending balance - June 30, 1998        $  491            $  491
                                               =====             =====


                                          Six months ended June 30, 1998
                                          ------------------------------
                                                               Accumulated
                                            Unrealized            Other
                                          Gains (Losses)      Comprehensive
                                          On Securities          Income
                                          -------------       ------------
        (In thousands)
        Beginning balance - January 1, 1998  $  707             $  707
        Current-period change                  (216)              (216)
                                              -----              -----
        Ending balance - June 30, 1998       $  491              $ 491
                                              =====              =====

            The following table sets forth the tax effect allocated to components of other comprehensive income:

                                             Three months ended June 30, 1998
                                             --------------------------------
                                             Pre-tax  Tax Expense  Net- of-Tax
                                             Amount    (Benefit)    Amount
                                             -------  -----------  -----------

           (In thousands)
           Unrealized holding gains on
            securities arising during period  $ 666      $ 233       $ 433
           Less:  Reclassification adjustment
                  for gains included in net
                  income                         43         15          28
                                               ----       ----        ----
           Other comprehensive income         $ 623      $ 218       $ 405
                                               ====       ====        ====


                                               Six months ended June 30, 1998
                                               ------------------------------
                                               Pre-tax Tax Expense  Net-of-Tax
                                               Amount   (Benefit)     Amount
                                               ------- -----------    -----
           (In thousands)
            Unrealized holding losses on
             securities arising during period  $(268)      $ (94)     $(174)
            Less:  Reclassification adjustment
                   for gains included in net
                   income                         64          22         42
                                                ----         ----      ----
            Other comprehensive loss           $(332)      $(116)     $(216)
                                                ====         ====      ====

            BT's comprehensive income is disclosed in BT's consolidated statement of comprehensive income.


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

            In February of 1998, the FASB issued SFAS No.
            132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures from SFAS No. 87 "Employers Accounting for Pensions", SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined

            Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions." BT will adopt SFAS No. 132 for fiscal year 1998 reporting. Since SFAS No. 132 is a disclosure based statement, it will not have a material impact on the Corporation's financial position or results of operations upon adoption.

            In June 1998, the FASB issued SFAS No. 133,
            "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1998. Since BT does not currently use derivative financial instruments, the standard will not have any impact on BT's results of operations upon adoption.

       8.   Pending Acquisition
            -------------------

            On June 4, 1998, BT announced a merger agreement between BT, Laurel Bank, and the Peoples National Bank of Rural Valley (Peoples), Rural Valley, Pennsylvania, whereby Peoples will merge into Laurel Bank. Peoples operates one branch with unaudited assets totaling approximately $40 million. The agreement calls for Peoples' shareholders to receive 11.82 shares of BT common stock for each Peoples share, valuing the transaction at approximately $13 million based on BT's recent stock price. The transaction is expected to be completed during the fourth quarter of 1998 and will be accounted for as a pooling of interests. The agreement is subject to Peoples' shareholders and regulatory approvals and other conditions. Pro forma results of the pending acquisition would not be materially different from the results reported.

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

           On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market segment referred to as the "Pittsburgh area." The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in the Pittsburgh vicinity. While BT denies the use of the name "Laurel" and related logo infringes on plaintiff's trademark and servicemark rights and believes that its rights to the name "Laurel" and related logo are senior to that of the plaintiffs, there is a risk that Laurel might be prevented from using the "Laurel" name and related logo in the Pittsburgh area. The impact of this litigation on BT cannot be fully assessed at this early stage of the proceedings.

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

      11.  Stock Based Compensation Plan
           -----------------------------

           On May 12, 1998, BT's shareholders approved the 1998 Equity Incentive Plan (the "1998 Plan"). Under the 1998 Plan, BT may grant stock options to its employees and directors for up to 1,200,000 shares of BT Common Stock. Incentive stock options, non-qualified stock options and other performance-based incentive awards may be granted pursuant to the 1998 Plan. Effective May 12, 1998, BT's Board of Directors granted non-qualified stock options to purchase 382,000 shares of common stock at an exercise price of $27.75 per share, which equaled the market price of the stock on the date of grant. The stock options became exercisable on May 13, 1998 and have a maximum term of 10 years.

           Stock option transactions for the 1998 Plan
           are summarized below:
                                                                1998
                                                       ---------------------
                                                                    Weighted
                                                          Shares     Average
                                                          Under     Exercise
                                                          Option       Price

                                                       ---------------------
      Outstanding at beginning of year                       --          --
      Granted                                            382,000   $   27.75
      Exercised                                              --          --
      Forfeited                                              --          --
                                                        --------------------
      Outstanding at June 30, 1998                       382,000   $   27.75
                                                        ========

      Options exercisable at June 30, 1998               382,000

      Weighted average estimated fair value
        of options granted                                         $    7.21


      The following table summarizes information about BT's stock options outstanding at June 30, 1998:

                            Options Outstanding            Options Exercisable
                     -----------------------------------   -------------------
                                  Weighted
                                  Average       Weighted               Weighted
                                  Remaining      Average               Average
                        Number    Contractual   Exercise    Number     Exercise
     Exercise Price  Outstanding  Life (Years)    Price    Exercisable Price
     -------------- ------------------------------------   -------------------
      $     27.75      382,000        9.9       $ 27.75     382,000   $ 27.75


            BT applies Accounting Principles Board
            Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for the 1998 Plan. Accordingly, no compensation expense has been recognized for the 1998 Plan. Had compensation cost for the 1998 Plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", BT's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

              Three months ended June 30, 1998  Six months ended June 30, 1998
              --------------------------------  ------------------------------
     Net income (in thousands)
                       As reported   $   4,516           As reported   $ 8,133
                       Pro forma         2,726           Pro forma       6,343

     Basic and Diluted earnings per share
                       As reported  $     0.36           As reported   $  0.65
                       Pro forma          0.22           Pro forma        0.51


           Since all of the outstanding stock options became exercisable on May 13, 1998, the pro forma amounts above reflect the recognition of the entire associated compensation cost in the three months ended
           June 30, 1998.

           The fair value for the options described above was estimated at the date of grant using a Black-Scholes option pricing model. The model was developed for use in estimating the fair value of traded options which have different characteristics from BT's stock options. Additionally, the model requires the input of subjective assumptions which can materially affect the fair value estimate. In management's opinion, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of BT's stock options.

           The fair value of stock options granted during 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.62%, an average life of the options of 6 years, a stock price volatility factor of 23.9%, and a dividend yield of 2.6%.

                                     ITEM 2
                                     ------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ----------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between June 30, 1998 and December 31, 1997, and the material changes in results of operations comparing the three and six month periods ending June 30, 1998 with the respective results for the comparable period of 1997 for BT Financial Corporation. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1997.

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


FINANCIAL REVIEW
----------------

1998 Highlights
---------------

On March 25, 1998, BT's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was distributed on May 1, 1998 to shareholders of record as of April 8, 1998. BT's common stock price increased 33.2%, adjusted for the stock split, at June 30, 1998 compared to June 30, 1997. BT's historical stock price performance is not necessarily indicative of future price performance.

During the first quarter of 1998, several senior officers of BT elected to retire early. Certain severance and legal costs associated with these retirements were approximately $337,000 and were recorded in the first quarter. The retiring officers will not be replaced, and the costs associated with the early retirements are expected to be recovered by reduced salary and benefits expense throughout the remainder of 1998. BT also expensed approximately $348,000 in the first quarter of 1998 in connection with two legal settlements, their associated costs, and other legal fees related to various lawsuits. The settlements and their costs represented the majority of the expensed amount in the first quarter. As a result of the special charges incurred with early retirements and litigation costs, BT's 1998 earnings per share through June were reduced by approximately $.04, adjusted for the 2-for-1 stock split.

During the second quarter of 1998, BT announced plans to close five banking offices. The branches are located in Duquesne, West Lebanon, Duncansville, Indiana (Route 286) and Somerset (Route 31), Pennsylvania. The branches will consolidate into nearby offices. The branch closures are being undertaken to increase efficiencies within the corporation by eliminating redundant, underperforming office locations. The closings are scheduled to take place in the last half of 1998. No employee terminations are anticipated as a result of the closings with the reduction in staffing levels to be gained through attrition. The costs associated with the branch closings are not expected to have a material impact on BT's financial position or results of operations.

Consolidated net income decreased 1.7%, to $8.1 million, or $.65 per share, in the first six months of 1998 compared to $8.3 million, or $.66 per share, in the same period of 1997 due to the special charges discussed earlier. Excluding the special charges, net income for the first six months of 1998 would have been $8.6 million, or $.69 per share. Increases in net interest income and non-interest income were offset by increases in the provision for loan losses and a higher level of other expenses.

Total assets grew to a record $1.70 billion at June 30, 1998 compared to $1.55 billion at year-end 1997 and June 30, 1997. The growth in the current period resulted from targeted balance sheet leveraging in 1998 along with loan growth.

BT's organizational realignment in 1997 to a single bank charter, supported by five marketing regions, has enhanced product delivery channels which allow BT to focus on its customer needs more effectively. In addition, resources have been targeted to support the organizational changes through expanded sales training and incentive programs. As a result of these measures, BT experienced internal growth in both loans and deposits in the first six months of 1998.

CHANGES IN FINANCIAL POSITION

Total assets at June 30, 1998 increased $147.6 million compared to year-end 1997 and $147.7 million compared to June 30, 1997. These increases represent asset growth of 9.5% over both comparison periods. The higher balance sheet levels over both periods resulted primarily from strong loan growth and increases in securities levels. Funding for the loan and security growth was provided mainly by increased short- and long-term borrowings. The availability of favorably priced wholesale funding sources has allowed BT to prudently leverage its balance sheet by increasing earning asset levels in order to enhance income while contributing to the management of interest rate risk. Funding strategies are managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure.

Total shareholders' equity increased $3.5 million, or 2.4%, and $8.8 million, or 6.3%, compared to year-end 1997 and June 30, 1997, respectively, primarily due to BT's net income.

Period end total loans outstanding, net of unearned interest, increased $77.7 million, or 7.3%, and $68.7 million, or 6.4%, compared to year-end 1997 and June 30, 1997, respectively. The loan increases were due primarily to internal growth in both commercial and consumer loans. Loan expansion has been attributable to increased market demand and aggressive sales efforts. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio.

BT's nonperforming assets decreased $773,000, or 6.9%, compared to year-end 1997 and $993,000, or 8.7%, compared to June 30, 1997. The decline in nonperforming assets compared to year-end 1997 was mainly due to a lower level of repossessed automobile inventory and a reduction in commercial loans 90 days or more past-due. These decreases were partially offset primarily due to an increase in nonaccrual commercial loans. The year-over-year decrease in nonperforming assets was principally due to a decline of $731,000, or 7.6%, in the level of nonperforming loans. The ratio of nonperforming loans to loans, net of unearned interest improved to .78% at June 30, 1998 from .86% and .89% at year-end 1997 and June 30, 1997, respectively. BT recently created a Special Assets department to concentrate on nonperforming commercial loans.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. BT's coverage ratio (reserve for loan losses to nonperforming loans) improved to 1.2x at June 30, 1998 compared to 1.1x at year-end 1997 and 1.0x at June 30, 1997. The ratio of the reserve for loan losses to loans, net of unearned interest, was .90% at June 30, 1998, compared to .92% at year-end 1997 and .90% at June 30, 1997. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                            June 30    December 31     June 30
    (In thousands)                             1998           1997        1997
                                            ----------------------------------
    Loans 90 days or more past-due          $   465       $  1,208     $   477
    Restructured loans                          265            266         316
    Nonaccrual loans                          8,167          7,678       8,835
                                            ----------------------------------
      Total nonperforming loans               8,897          9,152       9,628
    Other real estate owned                     685            710         738
    Repossessed assets                          819          1,312       1,028
                                            ----------------------------------
      Total nonperforming assets            $10,401        $11,174     $11,394
                                            ==================================

    Nonperforming loans as a % of
      loans, net of unearned interest           .78%          .86%        .89%
    Reserve for loan losses to
      nonperforming loans                       1.2x          1.1x        1.0x
    Reserve for loan losses as a % of
      loans, net of unearned interest           .90%           .92%       .90%

Throughout the first half of 1998, BT's investment portfolio was impacted by calls of various securities. BT is anticipating additional calls for the remainder of 1998. Therefore, based on the market outlook, a strategy was developed to invest in additional securities prior to the actual call dates of existing securities. More securities were purchased in 1998 as part of a balance sheet leveraging plan that enables BT to enhance net interest income by utilizing favorably priced wholesale funding. As a result, total securities increased $63.7 million, or 17.4%, compared to year-end 1997 and $89.6 million, or 26.4%, compared to June 30, 1997. The higher levels were primarily due to purchases of various municipal and U.S. federal agency securities and Federal Home Loan Bank stock.

Period end deposits increased $10.8 million, or .8%, and $8.2 million, or
 .6%, compared to year-end 1997 and June 30, 1997, respectively. Most of the increase over both periods was due to higher levels of non-interest bearing accounts.

Short-term borrowings increased $25.5 million compared to year-end 1997 and $23.0 million compared to June 30, 1997 while long-term debt increased $98.6 million and $97.1 million over the same periods, respectively. The higher levels reflect increases in wholesale funding levels used by BT to support recent loan growth and securities purchases. The wholesale funding has been provided by the Federal Home Loan Bank (FHLB). In the first quarter of 1998, the FHLB advanced a $25 million long-term borrowing to BT. The interest rate on the borrowing at June 30, 1998 was 5.22%. In the second quarter of 1998, additional long-term borrowings of $25 million and $50 million were provided by the FHLB with interest rates of 5.24% and

5.08%, respectively. The borrowings, all scheduled to mature in the year 2008, will be used for selected loan and investment funding and to enhance liquidity while mitigating BT's interest rate risk exposure. After an initial lockout period ranging from one to three years and then quarterly thereafter, the FHLB has the option to convert the fixed-rate advances to adjustable rates which reset quarterly. At June 30, 1998, BT's short-term borrowing with the FHLB amounted to $25 million and matured in July 1998. The interest rate on this borrowing at June 30, 1998 was 5.57%. The short- and long-term borrowings are collateralized by BT's residential mortgage loan portfolio. At the present time, BT does not anticipate additional increases in current wholesale funding levels in its near-term outlook.

RESULTS OF OPERATIONS

A 2-for-1 stock split effected in the form of a stock dividend was distributed on May 1, 1998, to shareholders of record at April 8, 1998. A ten percent stock dividend was distributed on September 15, 1997, to shareholders of record at August 27, 1997. All per share data in the following discussion has been adjusted to reflect the stock dividends.


Second Quarter 1998 vs. Second Quarter 1997


In the second quarter of 1998, BT produced net income of $4.5 million, or $.36 per share compared to $4.2 million, or $.34 per share earned in the same period of 1997. The earnings improvement was driven by a $1.1 million, or 6.5% increase in net interest income and a $444,000, or 15.8%, rise in total other income. These advances offset higher levels in the provision for loan losses and increased total other expenses.

The annualized return on average assets for the second quarters of 1998 and 1997 was 1.07% and 1.11%, respectively. The annualized return on average shareholders' equity for the second quarter was 12.30% in 1998 and 12.10% in 1997. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 16.18% and 15.89% for the second quarters of 1998 and 1997, respectively.

Net interest income on a fully taxable equivalent basis was $17.9 million for the second quarter of 1998 compared to $16.6 million for the same period in 1997. The increase of $1.3 million was due essentially to a $179.6 million, or 12.8%, increase in average interest-earning assets in the second quarter of 1998. The earning asset growth was mainly from increases of $114.7 million and $65.9 million in average securities and average loans, respectively. Second quarter net interest margins for 1998 and 1997 were 4.54% and 4.75%, respectively. The decline in the net interest margin in 1998 is attributable to higher interest rates paid on deposit accounts and the impact of balance sheet leveraging in which wholesale funding is utilized to fund increases in interest-earning asset levels.

The provision for loan losses increased $620,000 in the second quarter of 1998 compared to the second quarter of 1997 based on management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were $1.3 million in the second quarter of 1998 compared to $1.1 million in 1997. The higher level of net charge-offs in 1998 was primarily due to a higher level of commercial mortgage credit losses which was partially offset by a decline in commercial loan net charge-offs.

Total other income increased $444,000, or 15.8%, in the second quarter of 1998 compared to the same period in 1997. Trust income increased $102,000, or 13.0%, due to increased assets under management. Service fees grew $187,000, or 9.8%, due to increased ATM/debit card revenue and a rise in loan insurance commissions. Income from securities transactions rose

$117,000 and other income gained $38,000 in the second quarter of 1998 compared to the same period in 1997.

Total other expenses increased $746,000, or 6.4%, in the second quarter of 1998 compared to the second quarter of 1997. Salaries and wages increased 4.6% mainly due to periodic merit increases. Employee benefit costs rose 27.3% primarily from increased hospitalization premiums. Equipment expense was up 12.8% due to higher depreciation levels associated with BT's ongoing technology investments. Amortization of intangible assets increased 12.0% due to three branches acquired from National City Bank of Pennsylvania (National City) in June 1997. Other operating expenses rose 3.0% while BT's efficiency ratio improved to 59% in the second quarter of 1998 compared to 60% in the second quarter of 1997.

BT's effective tax rate was 30.2% for the second quarter of 1998 compared to 33.8% in the same period of 1997 due to a higher level of tax-exempt interest income and increased low income housing tax credits.


Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997


In the first quarter of 1998, earnings were impacted by special charges associated with the retirement of several senior officers of BT and certain costs in connection with two legal settlements along with other legal fees related to various lawsuits. The total charges approximated $685,000 and reduced earnings per share by approximately $.04 in 1998. Excluding these charges, net income for the six months ended June 30, 1998 was $8.6 million, or $.69 per share, compared to $8.3 million, or $.66 per share earned for the same period of 1997. The special charges reduced 1998 year-to-date earnings to $8.1 million, or $.65 per share.

For the first six months of 1998, the annualized return on average assets was 1.00% compared to 1.11% in 1997. The annualized return on average shareholders' equity for the first six months of 1998 and 1997 was 11.16% and 12.00%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 14.89% for the first half of 1998 compared to 15.83% in 1997.

Fully taxable equivalent net interest income increased $1.8 million, or 5.5%, to $34.8 million in the first six months of 1998 compared to $33.0 million in 1997. The increase was primarily due to a $151.7 million, or 11.0%, rise in average earning assets in 1998. The earning asset increase was due to higher levels of securities and loans in 1998. The year-over-year increase in average securities was $97.3 million, or 30.6%, while average loans grew $60.6 million, or 5.8%. The net interest margin compressed 24 basis points in 1998 to 4.58% due to higher rates paid on interest-bearing liabilities and the impact of BT's balance sheet leveraging strategy.

The provision for loan losses increased $805,000 in the first six months of 1998, compared to the same period of 1997 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $2.4 million in 1998 compared to $2.1 million in 1997.

Total other income increased $467,000, or 8.2%, in the first half of 1998 compared to 1997. Trust income gained $212,000, or 13.9%, commensurate with a greater volume of assets under management. Service fees grew $267,000 or 7.2%, primarily resulting from increased ATM/debit card service revenue and a rise in loan insurance commissions. Securities transactions income rose $43,000 while other income declined $55,000 in the first half of 1998 compared to 1997.

Total other expenses increased $2.0 million, or 8.8%, in the first half of 1998 compared to the same period of 1997. Salaries and wages rose 7.0% reflecting the impact of merit increases and special charges of approximately $322,000 associated with the retirement of several senior officers of BT. These special charges will be recovered throughout 1998 due to the nonreplacement of the retired senior officers. Full time equivalent employees declined to 769 in 1998 from 773 in 1997. Employee benefit costs increased 23.8% mainly due to higher hospitalization expense resulting from premium increases. Occupancy expense was up 3.2% due to three branches acquired from National City Bank of Pennsylvania in June 1997. Equipment expense increased 13.1% reflecting higher levels of ongoing technology-based expenditures. Amortization of intangible assets rose 12.1% due to the branches acquired from National City. Other operating expense increased 7.4% largely due to $363,000 in special charges mentioned earlier in this discussion related to litigation and legal settlement costs. Excluding the special charges, BT's efficiency ratio was 60% in the first six months of 1998 and 1997.

BT's effective tax rate was 30.9% for the first half of 1998 compared to 34.4% for the same period in 1997. The lower rate in 1998 reflects an increased application of low income housing tax credits and a higher level of tax-exempt interest income.

CAPITAL ADEQUACY

At June 30, 1998, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of June 30, 1998 and December 31, 1997 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.


                                                           Regulatory
                                       6-30-98   12-31-97  Requirement
                                       -------   --------  -----------
     Tier I Risk Based Ratio            10.38%     10.83%      4.00%
     Total Capital Risk Based Ratio     11.22      11.70       8.00
     Tier I Leverage Ratio               7.55       7.94       4.00

COMMITMENTS AND CONTINGENCIES:

YEAR 2000 ISSUES

In 1996, BT created a special task force to analyze any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT utilizes and is dependent upon data processing systems and software in its normal course of business. BT is in the process of (1) analyzing its information systems and vendor supplied application systems to address any Year 2000 issues, (2) developing detailed plans for system corrections and testing, (3) correcting or replacing all critical applications, and (4) evaluating the potential effects of Year 2000 issues on customers of Laurel and the Trust Company.

The ongoing process of analyzing its information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be Year 2000 compliant and are tested for such compliance. As of August 1, 1998, 58% of the systems that have been determined would pose a risk to BT and its affiliates have been certified by the respective vendor or service provider as being Year 2000 compliant, and additionally, of those systems not yet certified, 37% have a compliance plan in place. Successful internal unit testing or other internal certification has been performed on 20% of these systems. Management expects to have all or substantially all systems and applications compliant or near completion of any necessary remedial actions by the end of 1998. BT's mainframe system, as well as BT's core business application software packages have been certified by the respective vendors for Year 2000 compliance. Contingency planning efforts, specific to critical systems and applications, are underway in the event that primary systems, although certified, are deemed inadequate for processing after the beginning of the Year 2000. BT has also contacted its utility service suppliers and requested written assurance of their Year 2000 compliancy. To date, most vendors have not responded. BT's task force will assess these vendor relationships upon determination of each vendor's Year 2000 readiness.

BT estimates that the total cumulative cost of this process will approximate $756,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. As of August 1, 1998, approximately $232,000 of the estimated total cumulative cost has been expended. The total cost of this process and the expected completion dates are based on management's best estimates and are believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

BT's process of evaluating potential effects of Year 2000 issues on customers of Laurel and the Trust Company is in its early stages, and it is therefore impossible to quantify the potential adverse effects of Year 2000 problems on Laurel's loan customers. Risk assessments are currently being performed on Laurel's larger commercial borrowers. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of Laurel to enable BT to assess the degree to which customers' operations are susceptible to potential problems, BT will be unable to quantify the potential losses, if any, from loans to commercial customers.

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

The face amounts of financial instruments with off-balance-sheet risk at June 30, 1998 were as follows:

                         (In thousands)
                         Loan commitments                   $198,698
                         Standby letters of credit            12,516

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

                                      PART II
                                      -------
                                 OTHER INFORMATION
                                 -----------------



                                     ITEM 4
                                     ------
                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

       The Annual Meeting of BT Financial Corporation was held on Tuesday, May 12, 1998, at the Holiday Inn-Downtown Johnstown, 250 Market Street, Johnstown, Pennsylvania. The following directors were elected:

    Name                  Votes For      Votes Withheld        Term Expires
    ----                  ---------      --------------        ------------

    John H. Anderson      4,803,545            387,938               2002
    G. Scott Baton, II    4,805,766            385,717               2002
    Edward L. Mears       4,758,362            433,121               2002
    Roger S. Nave         4,782,765            408,718               2002

    At the same meeting, the 1998 Equity Incentive Plan was approved and voted as follows:

    Shares voted FOR                4,442,725
    Shares voted AGAINST              250,389
    Shares ABSTAINED                  498,369

                                      ITEM 5
                                      ------
                                OTHER INFORMATION
                                -----------------

   The information contained in footnote 8 to the Consolidated Balance Sheet included in Part I of this report on Form 10-Q is incorporated by reference in response to this item.


                                      ITEM 6
                                      ------
                           EXHIBITS AND REPORTS ON FORM 8-K
                           --------------------------------

  (a)  Exhibits
       --------

       Exhibit 10.4   1998 Equity Incentive Plan

       Exhibit 27     Financial Data Schedule

  (b)  Reports on Form 8-K
       --------------------

      During the second quarter of 1998, the Registrant filed the following Current Report on Form 8-K:

      (1) A report was filed on April 3, 1998, pursuant to Item 5, to report certain severance and legal charges expensed in the first quarter of 1998.

                                     SIGNATURES
                                     ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BT FINANCIAL CORPORATION
                                          (Registrant)

  Date  August 14, 1998                   /s/ John H. Anderson
        ---------------                   ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer




  Date  August 14, 1998                  /s/ Mark L. Sollenberger
        ---------------                  -------------------------------
                                         Mark L. Sollenberger,
                                         Executive Vice
                                         President, Treasurer
                                         and Assistant
                                         Secretary
                                         (Principal Financial Officer)

