Form 10-Q
period 1998-09-30
BT FINANCIAL CORP
filed 1998-11-16
CIK 716459

FORM 10-Q

                Securities and Exchange Commission
                     Washington, D.C.  20549

       [ X ]   Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:  September 30, 1998

                               or

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

                 12,985,272 shares common stock
                        ($5.00 par value)
                      as of November 2, 1998






            BT FINANCIAL CORPORATION AND AFFILIATES

                           FORM 10-Q

                       September 30, 1998


 Part I.  Financial Information                                  Page No.
 ------------------------------                                  --------

     Item 1.
     -------

           Consolidated Balance Sheet - September 30, 1998
            and December 31, 1997                                    3

           Consolidated Statement of Income
            Three and Nine Months Ended September 30, 1998 and 1997  4

           Consolidated Statement of Cash Flows
            Nine Months Ended September 30, 1998 and 1997            5

           Consolidated Statement of Comprehensive Income
            Three and Nine Months Ended September 30, 1998 and 1997  6

           Notes to Consolidated Financial Statements                7

     Item 2.
     -------

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   11

 Part II.  Other Information
 ---------------------------


     Item 5.
     -------

          Other Information                                         19

     Item 6.
     -------

           Exhibits and Reports on Form 8-K                         19

 Signatures                                                         20

                             ITEM 1
                             -------
                      FINANCIAL STATEMENTS
                      --------------------
             BT FINANCIAL CORPORATION AND AFFILIATES
             ---------------------------------------
                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                                               September 30  December 31
                                                       1998         1997
 (In thousands, except share data)               (Unaudited)
-------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $    47,639  $    52,028
                                                  -----------------------
Interest-bearing deposits with banks                     32          424
                                                  -----------------------
Securities available-for-sale                       281,033      194,852
Securities held-to-maturity (market values
   of $97,863 at September 30, 1998 and
   $172,305 at December 31, 1997)                    97,139      171,081
                                                  -----------------------
      Total securities                              378,172      365,933
                                                  -----------------------

Loans                                             1,223,462    1,125,387
   Less:  Unearned interest                          35,305       58,326
          Reserve for loan losses                    10,647        9,766
                                                  -----------------------
      Net loans                                   1,177,510    1,057,295
                                                  -----------------------

Premises and equipment                               29,507       30,424
Accrued interest receivable                          15,508       10,958
Other assets                                         35,377       35,859
                                                  -----------------------
      Total assets                              $ 1,683,745  $ 1,552,921
                                                  =======================

LIABILITIES
Deposits:
   Non-interest-bearing                         $   194,866  $   177,756
   Interest-bearing                               1,157,658    1,168,620
                                                 -----------------------
      Total deposits                              1,352,524    1,346,376
Federal funds purchased and securities
   sold under agreements to repurchase               50,665       36,313
Short-term borrowings                                 3,583        1,871
Accrued interest payable                              7,421        5,820
Other liabilities                                     2,869        2,497
Long-term debt                                      112,179       14,335
                                                 -----------------------
      Total liabilities                           1,529,241    1,407,212
                                                 -----------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized                          --           --
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 12,500,872 at
     September 30, 1998 and December 31, 1997        62,504       31,252
Surplus                                              45,215       76,467
Retained earnings                                    43,648       37,283
Accumulated other comprehensive income                3,137          707
                                                 -----------------------
     Total shareholders' equity                     154,504      145,709
                                                 -----------------------
     Total liabilities and shareholders' equity $ 1,683,745  $ 1,552,921
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
                           ----------

                                       Three months ended    Nine months ended
(In thousands, except shares              September 30          September 30
 and per share data)                      1998      1997       1998       1997
--------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                 $ 24,539  $ 23,291   $ 71,398   $ 67,688
Investment securities:
   Taxable                               5,584     5,623     18,408     15,757
   Tax-exempt                              731       107      1,597        348
Deposits with banks                          2         3          6         13
Federal funds sold                          26       169        125        429
                                      ------------------------------------------
      Total interest income             30,882    29,193     91,534     84,235
                                      ------------------------------------------
INTEREST EXPENSE
Deposits                                11,650    11,870     35,037     33,008
Federal funds purchased and securities
   sold under agreements to repurchase     580       396      1,545      1,373
Short-term borrowings                       55        65        926        150
Long-term debt                           1,538       286      3,158        861
                                      ------------------------------------------
      Total interest expense            13,823    12,617     40,666     35,392
                                      ------------------------------------------
NET INTEREST INCOME                     17,059    16,576     50,868     48,843
Provision for loan losses                1,600     1,065      4,495      3,155
                                      ------------------------------------------
   Net interest income after
      provision for loan losses         15,459    15,511     46,373     45,688
                                      ------------------------------------------
OTHER INCOME
Trust income                               937       800      2,678      2,329
Fees for other services                  2,326     2,078      6,308      5,793
Net security gains                         302         3        366         24
Other income                               244       478        643        932
                                      ------------------------------------------
      Total other income                 3,809     3,359      9,995      9,078
                                      ------------------------------------------
OTHER EXPENSES
Salaries and wages                       4,997     5,157     15,618     15,085
Pension and other employee benefits      1,027       865      3,151      2,581
Net occupancy expense                    1,048     1,078      3,248      3,209
Equipment expense                        1,342     1,292      3,835      3,497
F.D.I.C. insurance                          65        65        205        198
Amortization of intangible assets          524       543      1,571      1,477
Other operating expense                  3,280     3,179      9,981      9,415
                                      ------------------------------------------
      Total other expenses              12,283    12,179     37,609     35,462
                                      ------------------------------------------
INCOME BEFORE INCOME TAXES               6,985     6,691     18,759     19,304
Provision for income taxes               2,127     2,303      5,768      6,641
                                      ------------------------------------------
      NET INCOME                      $  4,858  $  4,388   $ 12,991   $ 12,663
                                      ==========================================

Earnings per common share-
  Basic and Diluted                   $    .39 $     .35   $   1.04   $   1.01
Weighted average common shares
  outstanding-Basic                 12,500,872 12,500,872 12,500,872 12,500,872
Dividends paid per common share       $    .18 $     .15   $    .53    $   .46

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


                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                 (Unaudited)
                                 -----------
                                (In thousands)
                                --------------
                                                           Nine months ended
                                                             September 30
                                                            1998        1997
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 12,991    $ 12,663
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                             4,495       3,155
     Provision for depreciation and amortization           3,312       3,025
     Amortization of intangible assets                     1,571       1,477
     Amortization of premium, net of accretion of
      discount on loans and securities                       433         (36)
     Deferred income taxes                                  (798)       (339)
     Realized securities gains                              (366)        (24)
     Increase in interest receivable                      (4,550)     (1,684)
     Increase in interest payable                          1,601       2,434
     Equity in loss of limited partnerships                   73          75
     Other assets and liabilities, net                    (1,308)     (2,270)
                                                      -----------------------
          Net cash provided by operating activities       17,454      18,476
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                         44,963      10,612
Repayments and maturities of securities available-for-
   sale                                                   52,635      62,612
Repayments and maturities of securities held-to-
   maturity                                               73,000      20,300
Purchase of securities available-for-sale               (178,154)    (19,816)
Purchase of securities held-to-maturity                       --    (118,112)
Net decrease (increase) in interest-bearing
   deposits with banks                                       392      (2,015)
Proceeds from sales of loans                               6,414       6,113
Net increase in loans                                   (131,085)    (48,117)
Purchases of premises and equipment and other             (2,395)     (2,137)
Net increase in investment in limited partnerships        (1,044)       (139)
Acquisition of branches, net of cash acquired                 --      58,819
                                                      -----------------------
          Net cash used in investing activities         (135,274)    (31,880)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                   6,148      15,222
Net increase (decrease) in Federal Funds purchased and
  securities sold under agreements to repurchase          14,352      (8,015)
Net increase in short-term borrowings                      1,712         968
Common dividends paid                                     (6,625)     (5,739)
Proceeds from long-term debt                             100,000          --
Payment on long-term debt                                 (2,156)     (2,156)
                                                      -----------------------
     Net cash provided by financing activities           113,431         280
                                                      -----------------------
Decrease in cash and cash equivalents                     (4,389)    (13,124)
Cash and cash equivalents at beginning of the year        52,028      65,305
                                                      -----------------------
Cash and cash equivalents at end of period               $47,639     $52,181
                                                      =======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest on deposits and other borrowings           $39,065     $32,958
     Federal income taxes                                  5,300       7,705

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
                                       --------------

                                        Three months ended    Nine months ended
                                           September 30          September 30
                                          1998       1997      1998       1997
                                       --------------------  ------------------
Net income                              $4,858     $4,388    $12,991   $12,663

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
       securities arising during period  2,842        437      2,668       (33)
Less: Reclassification adjustment for
       gains (losses) included in net
       income                              196          2        238        16
                                        -------------------  ------------------
Other comprehensive income (loss)        2,646        435      2,430       (49)
                                        -------------------  ------------------
Comprehensive income                    $7,504     $4,823    $15,421   $12,614
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

                       BT FINANCIAL CORPORATION AND AFFILIATES
                       ---------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                     (Unaudited)




       1.   In the opinion of the management of BT
            Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., and Laurel Community Development Corporation. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year.

       2.   Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

       3.   Reserve for loan losses -- The recorded
            investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $1.0 million at September 30, 1998, compared to $1.9 million at December 31, 1997 and $2.1 million at September 30, 1997. The corresponding loan loss valuation allowance was $609,000, $870,000, and $1.0 million for the same periods, respectively. BT did not recognize any interest revenue on impaired loans during the nine months ended September 30, 1998. In the nine months ended September 30, 1997, BT recognized approximately $5,000 of interest revenue on impaired loans, all of which was recognized using the cash basis method of income recognition.

        4.  Earnings Per Share
            -------------------

            BT's outstanding stock options had an antidilutive effect, therefore they are not included in the EPS calculation for the three months and nine months ended September 30, 1998.



       5.   Recent Accounting Pronouncements
            --------------------------------

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

            In June 1998, the FASB issued SFAS No. 133,
            "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since BT does not currently use derivative financial instruments, the standard will not have any material impact on BT's results of operations upon adoption.

       6.   Recent Acquisition
            ------------------

            On October 23, 1998, BT completed a merger with the Peoples National Bank of Rural
            Valley (Peoples), Rural Valley, Pennsylvania whereby Peoples merged into Laurel Bank. At the time of the merger, Peoples operated one branch with unaudited assets totaling approximately $37 million.
            In connection with the merger, each share of Peoples common stock was converted into 12.11 shares of BT Common Stock, resulting in the issuance of 484,400 shares of BT Common Stock. The value of the transaction was approximately $12.6 million based on an average market price of approximately $26 per BT common share. The merger has been accounted for as a pooling-of-interests. Pro forma results of the merger would not be materially different from the results reported.

       7.   Litigation
            ----------

           A purported class action was instituted in the Court of Common Pleas of Cambria County, Pennsylvania against the former
           Johnstown Bank & Trust Company (Bank and Trust), now Laurel Bank, and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately thirteen thousand dollars resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to the former Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. The class potentially includes the borrowers on approximately 2,800 accounts, the number of residential mortgages held by the former Bank and Trust during the relevant period.
           The litigation is currently in the class discovery phase.
           A hearing is scheduled for March 1999 at which time the court will determine whether or not to certify the class.
           Management intends to oppose certification of the case as a class action, pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT cannot be fully assessed at this early stage of the proceedings.

           On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market segment referred to as the "Pittsburgh area." The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in the "Pittsburgh area". While BT denies the use of the name "Laurel" and related logo infringes on plaintiff's trademark and servicemark rights and believes that its rights to the name "Laurel" and related logo are senior to that of the plaintiffs, there is a risk that Laurel might be prevented from using the "Laurel" name and related logo in the "Pittsburgh area".
           Motions for summary judgement filed by both parties are pending.

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


      8.   Stock Dividends
           ---------------

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


                                ITEM 2
                                ------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ----------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------



The following is Management's Discussion and Analysis of the material changes in financial position between September 30, 1998 and December 31, 1997, and the material changes in results of operations comparing the three and nine month periods ending September 30, 1998 with the respective results for the comparable period of 1997 for BT Financial Corporation.
The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1997.

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


FINANCIAL REVIEW
----------------

1998 Highlights
---------------

On March 25, 1998, BT's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend that was distributed on May 1, 1998 to shareholders of record as of April 8, 1998. A ten percent stock dividend was distributed on September 15, 1997, to shareholders of record at August 27, 1997. All per share data in the following discussions has been adjusted to reflect the stock dividends. BT's common stock price increased 16.7%, adjusted for the stock split, at September 30, 1998 compared to September 30, 1997. BT's historical stock price performance is not necessarily indicative of future price performance.

During the first quarter of 1998, several senior officers of BT elected to retire early. Certain severance and legal costs associated with these retirements were approximately $337,000 and were recorded in the first quarter. The retiring officers will not be replaced, and the costs associated with the early retirements are expected to be recovered by reduced salary and benefits expense throughout the remainder of 1998. BT also expensed approximately $348,000 in the first quarter of 1998 in connection with two legal settlements, their associated costs, and other legal fees related to various lawsuits. The settlements and their costs represented the majority of the expensed amount in the first quarter. As a result of the special charges incurred with early retirements and litigation costs, BT's 1998 earnings per share through September were reduced by approximately $.04, adjusted for the 2-for-1 stock split.

During October 1998, BT completed the previously announced consolidations of its banking offices located in Duquesne, West Lebanon, Duncansville and Somerset (Route 31), Pennsylvania. The branches consolidated into nearby Laurel Bank offices. The branch closures were undertaken to increase efficiencies within the corporation by eliminating redundant, underperforming offices. The costs associated with the branch closings did not have a material impact on BT's financial position or results of operations.

Consolidated net income increased 2.6%, to $13.0 million, or $1.04 per share, in the first nine months of 1998 compared to $12.7 million, or $1.01 per share, in the same period of 1997. Excluding the special charges discussed earlier, net income for the first nine months of 1998 would have increased 6.1% to $13.4 million, or $1.07 per share. Increases in net interest income and non-interest income along with a lower income tax provision offset increases in the provision for loan losses and a higher level of other expenses.

Total assets grew to $1.68 billion at September 30, 1998 compared to $1.55 billion at year-end 1997 and September 30, 1997. The growth in the current period resulted from targeted balance sheet leveraging in 1998 along with strong loan growth. BT's organizational realignment in 1997 to a single bank charter, supported by five marketing regions, has enhanced product delivery channels which allow BT to focus on its customer needs more effectively. In addition, resources have been targeted to support the organizational changes through expanded sales training and incentive programs. As a result of these measures, BT experienced internal growth in both loans and non-interest-bearing deposits in the first nine months of 1998.

On October 23, 1998, BT completed a merger with the Peoples
National Bank of Rural Valley (Peoples), Rural Valley, Pennsylvania whereby Peoples merged into Laurel Bank. At the time of the merger, Peoples operated one branch with unaudited assets totaling approximately
$37 million. In connection with the merger, each share of Peoples common stock was converted into 12.11 shares of BT Common Stock, resulting in the issuance of 484,400 shares of BT Common Stock. The value of the transaction was approximately $12.6 million based on an average market price of approximately $26 per BT common share. The merger has been accounted for as a pooling-of-interests. This acquisition increases BT's market share in Armstrong County, located north of Pittsburgh, Pennsylvania.

CHANGES IN FINANCIAL POSITION

Total assets at September 30, 1998 increased $130.8 million, or 8.4%, compared to year-end 1997 and $132.1 million, or 8.5%, compared to September 30, 1997. The higher balance sheet levels over both periods resulted primarily from strong loan growth and increases in securities levels. Funding for the loan and security growth was provided mainly by increased borrowings, primarily long-term debt. In 1998, the availability of favorably priced wholesale funding allowed BT to prudently leverage its balance sheet by increasing earning asset levels in order to enhance income while contributing to the management of interest rate risk. Funding strategies are managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure.

Total shareholders' equity increased $8.8 million, or 6.0%, and $11.1 million, or 7.8%, compared to year-end 1997 and September 30, 1997, respectively, primarily due to BT's net income.

Period end total loans outstanding, net of unearned interest, increased $121.1 million, or 11.3%, and $116.6 million, or 10.9%, compared to year-end 1997 and September 30, 1997, respectively. The loan increases were due primarily to internal growth in both commercial and consumer loans. Loan expansion has been attributable to increased market demand and aggressive sales efforts. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio. The vast majority of BT's loans are made to customers located in Western Pennsylvania within BT's primary market area. BT does not have any foreign loans or any loan concentrations in any category exceeding 10% of total loans.

BT's nonperforming assets decreased $1.7 million, or 14.8%, compared to year-end 1997 and $1.8 million, or 16.0%, compared to September 30, 1997. The decline in nonperforming assets compared to year-end 1997 and September 30, 1997 was due to a lower level of repossessed automobile inventory, a reduction in commercial loans 90 days or more past-due, and a decrease in nonaccrual loans. The reduction of nonperforming assets has been a focus area for BT in 1998. The ratio of nonperforming loans to loans, net of unearned interest, improved to .70% at September 30, 1998 from .86% and
 .91% at year-end 1997 and September 30, 1997, respectively. BT's Special Assets department concentrates on nonperforming commercial loans.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. BT's coverage ratio (reserve for loan losses to nonperforming loans) improved to 1.3x at September 30, 1998 compared to 1.1x at year-end 1997 and 1.0x at September 30, 1997. The ratio of the reserve for loan losses to loans, net of unearned interest, was .90% at September 30, 1998, compared to .92% at year-end 1997 and .91% at September 30, 1997. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.



                                      September 30   December 31  September 30
 (In thousands)                               1998          1997          1997
                                          ------------------------------------
    Loans 90 days or more past-due          $  719       $ 1,208       $   794
    Restructured loans                         265           266           266
    Nonaccrual loans                         7,357         7,678         8,651
                                          ------------------------------------
      Total nonperforming loans              8,341         9,152         9,711
    Other real estate owned                    575           710           659
    Repossessed assets                         605         1,312           961
                                          ------------------------------------
      Total nonperforming assets          $  9,521      $ 11,174      $ 11,331
                                          ====================================

    Nonperforming loans as a % of
      loans, net of unearned interest         .70%          .86%          .91%
    Reserve for loan losses to
      nonperforming loans                     1.3x          1.1x          1.0x
    Reserve for loan losses as a % of
      loans, net of unearned interest         .90%          .92%          .91%


Throughout the first nine months of 1998, BT's investment portfolio was impacted by calls of various securities. Based on the market outlook, a strategy was utilized in 1998 to invest in additional securities prior to the actual call dates of existing securities. This strategy allowed BT to capture higher yields on securities purchased before interest rates declined later in 1998. More securities were purchased in 1998 as part of a balance sheet leveraging plan that enables BT to enhance net interest income by utilizing favorably priced wholesale funding. As a result, average securities increased $82.6 million, or 25.3%, in the nine months ended September 30, 1998 compared to the same period of 1997. The higher level in 1998 was primarily due to purchases of municipal securities and U.S. federal agency securities. Period end total securities increased $12.2 million, or 3.3%, compared to year-end 1997 and $31.5 million, or 9.1%, compared to September 30, 1997 mainly due to municipal securities purchases. BT's security portfolio does not contain any derivative investments or any investments in hedge funds.

Period end deposits increased $6.1 million, or 0.5%, and $3.9 million, or 0.3%, compared to year-end 1997 and September 30, 1997, respectively. The increase over both periods was due to substantial growth in non-interest-bearing deposits. These accounts have increased $17.1 million, or 9.6%, and $22.8 million, or 13.3%, compared to year-end 1997 and September 30, 1997, respectively. Total interest-bearing accounts have declined $11.0 million, or 0.9%, and $18.9 million, or 1.6%, compared to the same periods, respectively. The growth trend in BT's total deposits in 1998 is expected to have a positive effect on net interest income in the future as higher cost deposits (primarily certificates of deposit) have declined while non-interest paying checking deposits have increased.

BT's short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The average balance of these borrowings during the first nine months of 1998 was $66.9 million, an increase of $25.6 million, or 62.1%, over the same period of 1997. The average balance of long-term debt in 1998 through September was $76.6 million, an increase of $60.2 million, or 367.0%, over the corresponding period in 1997. The higher levels reflect increases in wholesale funding levels used by BT to support recent loan growth and securities purchases. The wholesale funding has been provided by the Federal Home Loan Bank (FHLB). In the first quarter of 1998, the FHLB advanced a $25 million long-term borrowing to BT. The interest rate on the borrowing at September 30, 1998 was 5.22%. In the second quarter of 1998, additional long-term borrowings of $25 million and $50 million were provided by the FHLB with interest rates of 5.24% and 5.08%, respectively. The borrowings, all scheduled to mature in the year 2008, were used for selected loan and investment funding and to enhance liquidity while mitigating BT's interest rate risk exposure. The long-term borrowings are collateralized by BT's residential mortgage loan portfolio. At the present time, BT does not anticipate additional increases in current wholesale funding levels in its near-term outlook. Short-term borrowings at September 30, 1998 increased $16.1 million compared to year-end 1997 and $20.6 million compared to September 30, 1997 while long-term debt increased $97.8 million and $97.1 million over the same periods, respectively. BT's short-term borrowings at September 30, 1998 consisted primarily of retail repurchase agreements. The higher levels of long-term debt at September 30, 1998 compared to year-end 1997 and September 30, 1997 reflect the FHLB borrowings issued in the first and second quarters of 1998.

RESULTS OF OPERATIONS


Third Quarter 1998 vs. Third Quarter 1997

In the third quarter of 1998, BT produced record net income of $4.9 million, or $.39 per share compared to $4.4 million, or $.35 per share earned in the same period of 1997. The earnings improvement was driven by a $483,000, or 2.9% increase in net interest income and a $450,000, or 13.4%, rise in total other income. These advances offset higher levels in the provision for loan losses and increased total other expenses. In addition, a lower income tax provision had a positive impact on earnings in the third quarter of 1998.

The annualized return on average assets for the third quarters of 1998 and 1997 was 1.14% and 1.13%, respectively. The annualized return on average shareholders' equity for the third quarter was 12.77% in 1998 and 12.36% in 1997. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 16.54% and 16.71% for the third quarters of 1998 and 1997, respectively.

Net interest income on a fully taxable equivalent basis was $17.7 million for the third quarter of 1998 compared to $16.9 million for the same period in 1997. The increase of $808,000 was due essentially to a $135.6 million, or 9.4%, increase in average interest-earning assets in the third quarter of 1998. The earning asset growth was mainly from increases of $92.4 million and $53.8 million in average loans and average securities, respectively. Third quarter net interest margins for 1998 and 1997 were 4.48% and 4.68%, respectively. The decline in the net interest margin in 1998 is attributable to higher interest rates paid on interest-bearing liabilities, lower loan yields, and the impact of balance sheet leveraging in which wholesale funding was utilized to fund increases in interest-earning asset levels in order to enhance net interest income.

The provision for loan losses increased $535,000 in the third quarter of 1998 compared to the third quarter of 1997 based on management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were $1.2 million in the third quarter of 1998 compared to $1.0 million in 1997. The higher level of net charge-offs in 1998 was primarily due to higher levels of commercial and consumer loan credit losses which were partially offset by a decline in commercial mortgage net charge-offs.

Total other income increased $450,000, or 13.4%, in the third quarter of 1998 compared to the same period in 1997. Trust income increased $137,000, or 17.1%, due to increased assets under management. Service fees grew $248,000, or 11.9%, due to increased ATM/debit card revenue, higher service charges on deposit accounts, and a rise in loan insurance commissions. These fee gains offset the absence of credit card commission income due to the sale of the credit card portfolio in the fourth quarter of 1997.
Income from securities transactions rose $299,000 in 1998 as BT realized gains related to called securities and sales of U.S. federal agency securities as part of a strategy involving the selling of securities likely to be called and reinvesting the proceeds into tax-exempt municipal issues. Other income declined $234,000 in the third quarter of 1998 compared to the same period in 1997 mainly due to a profit of $250,000 realized in the third quarter of 1997 in connection with the sale of BT's merchant credit card relationships.

Total other expenses rose slightly by $104,000, or 0.9%, in the third quarter of 1998 compared to the third quarter of 1997. Total employee costs, including employee benefits, remained relatively consistent in the third quarter of 1998 compared to the same period in 1997. Employee benefit costs rose primarily due to increased hospitalization premiums, offsetting a decline in costs related to the reduction of full time equivalent employees from 776 to 761 at September 30, 1998. Equipment expense was up 3.9% largely due to higher depreciation levels associated with BT's ongoing technology investments. Amortization of intangible assets decreased 3.5% due the expiration of goodwill expense associated with a prior acquisition. Other operating expenses rose 3.2% while BT's efficiency ratio improved to 58% in the third quarter of 1998 compared to 60% in the third quarter of 1997.

BT's effective tax rate was 30.5% for the third quarter of 1998 compared to 34.4% in the same period of 1997 due to a higher level of tax-exempt interest income and increased low income housing tax credits.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30,
1997

In the first quarter of 1998, earnings were impacted by special charges associated with the retirement of several senior officers of BT and certain costs in connection with two legal settlements along with other legal fees related to various lawsuits. The total charges approximated $685,000 and reduced earnings per share by approximately $.04 in 1998. Excluding these charges, net income for the nine months ended September 30, 1998 was $13.4 million, or $1.07 per share, compared to $12.7 million, or $1.01 per share earned for the same period of 1997. The special charges reduced 1998 year-to-date earnings to $13.0 million, or $1.04 per share.

For the first nine months of 1998, the annualized return on average assets was 1.05% compared to 1.12% in 1997. The annualized return on average shareholders' equity for the first nine months of 1998 and 1997 was 11.72% and 12.12%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.46% for the first nine months of 1998 compared to 16.03% in 1997.

Fully taxable equivalent net interest income increased $2.6 million, or 5.2%, to $52.5 million in the first nine months of 1998 compared to $49.9 million in 1997. The increase was primarily due to a $146.3 million, or 10.5%, rise in average earning assets in 1998. The earning asset increase was due to higher levels of securities and loans in 1998. The year-over-year increase in average securities was $82.6 million, or 25.3%, while average loans grew $71.3 million, or 6.7%. The net interest margin compressed 22 basis points in 1998 to 4.55% due to lower yields on interest-earning assets, higher rates paid on interest-bearing liabilities, and the impact of BT's 1998 balance sheet leveraging strategy.

The provision for loan losses increased $1.3 million in the first nine months of 1998, compared to the same period of 1997 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon current size and quality of the loan portfolio. Net charge-offs were approximately $3.6 million in 1998 compared to $3.1 million in 1997.

Total other income increased $917,000, or 10.1%, in the first nine months of 1998 compared to 1997. Trust income gained $349,000, or 15.0%, commensurate with a greater volume of assets under management. Service fees grew $515,000 or 8.9%, primarily resulting from increased ATM/debit card service revenue and a rise in loan insurance commissions. These gains offset the absence of credit card commission revenue due to the credit card portfolio sale in 1997. Securities transactions income rose $342,000 in 1998 as BT realized gains related to called securities and sales of U.S. federal agency securities as part of a strategy involving the selling of securities likely to be called and reinvesting the proceeds into tax-exempt municipal issues. Other income declined $289,000 in the first nine months of 1998 compared to 1997 primarily due to the sale of BT's merchant credit card relationships in 1997.

Total other expenses increased $2.1 million, or 6.1%, in the first nine months of 1998 compared to the same period of 1997. Total employee costs, including employee benefits, increased 6.2% in 1998 compared to 1997. Salaries and wages rose reflecting the impact of merit increases and special charges of approximately $322,000 associated with the retirement of several senior officers of BT in the first quarter of 1998. Employee benefit costs increased mainly due to higher hospitalization expense resulting from premium increases. Occupancy expense was up 1.2% due to three branches acquired from National City Bank of Pennsylvania in June 1997. Equipment expense increased 9.7% reflecting higher levels of ongoing technology-based expenditures. Amortization of intangible assets rose 6.4% due to the branches acquired from National City. Other operating expense increased 6.0% largely due to $363,000 in special charges mentioned earlier in this discussion related to litigation and legal settlement costs. Excluding the special charges, BT's efficiency ratio improved to 59% in the first nine months of 1998 compared to 60% in the same period of 1997.

BT's effective tax rate was 30.7% for the first nine months of 1998 compared to 34.4% for the same period in 1997. The lower rate in 1998 reflects an increased application of low income housing tax credits and a higher level of tax-exempt interest income.

CAPITAL ADEQUACY

At September 30, 1998, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of September 30, 1998 and December 31, 1997 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.


                                                           Regulatory
                                       9-30-98   12-31-97  Requirement
                                       -------   --------  -----------
     Tier I Risk Based Ratio            10.50%     10.83%      4.00%
     Total Capital Risk Based Ratio     11.36%     11.70%      8.00%
     Tier I Leverage Ratio               7.79%      7.94%      4.00%


YEAR 2000 ISSUES



In 1996, BT created a special task force to analyze any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT utilizes and is dependent upon data processing systems and software in its normal course of business. BT is in the process of (1) analyzing its information systems and vendor supplied application systems to address any Year 2000 issues, (2) developing detailed plans for system corrections and testing, (3) correcting or replacing all critical applications, and (4) evaluating the potential effects of Year 2000 issues on both the customer and vendors of Laurel and the Trust Company.

The ongoing process of analyzing its information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. BT is also assessing its noncomputer (non-IT) systems for year 2000 compliance. These non-IT systems such as ATM machines and security systems typically utilize embedded technology, such as microcontrollers, which could contain a date element. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on its information systems vendor's compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be Year 2000 compliant and are tested for such compliance. Currently, 71% of the mission critical systems that BT and its affiliates utilize, have been certified by the respective vendor or service provider as being Year 2000 compliant, and additionally, 29% that are not yet certified have a renovation plan in place to become compliant. Successful internal unit testing or other internal certification has been performed on 55% of these systems. Management expects to have all or substantially all systems and applications compliant or near completion of any necessary remedial actions by the end of 1998. BT's mainframe system, as well as BT's core business application software packages have been certified by the respective vendors for Year 2000 compliance. Contingency planning efforts, specific to critical systems and applications, are underway in the event that primary systems, although certified, are deemed inadequate for processing after the beginning of the Year 2000. BT has also contacted its utility service suppliers and requested written assurance of their Year 2000 compliancy. BT's task force will assess these vendor relationships upon determination of each vendor's Year 2000 readiness. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Corporation's results of operations, liquidity and capital resources. Although BT believes that it will be adequately prepared for potential Year 2000 risks, the Corporation is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Corporation's results of operations, liquidity or capital resources, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers.

BT estimates that the total cumulative cost of this process will approximate $756,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. Currently, approximately $347,000 of the estimated total cumulative cost has been expended. The total cost of this process and the expected completion dates are based on management's best estimates and are believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

BT's process of evaluating potential effects of Year 2000 issues on customers of Laurel is 77% complete, and at this time BT has not identified any potentially adverse effects of Year 2000 problems on Laurel's loan customers. Risk assessments are currently being performed on Laurel's larger commercial borrowers. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms to Laurel. Information will continue to be accumulated from customers of Laurel to enable BT to assess the degree to which customers' operations are susceptible to potential problems.

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

The face amounts of financial instruments with off-balance-sheet risk at September 30, 1998 were as follows:

               (In thousands)
               Loan commitments                   $214,115
               Standby letters of credit            11,501

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

                                   PART II
                                   -------
                              OTHER INFORMATION
                              -----------------



                                   ITEM 5
                                   ------
                              OTHER INFORMATION
                              -----------------

The information contained in footnote 6 to the Consolidated Financial Statements included in Part I of this report on Form 10-Q is incorporated by reference in response to this item.


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




                                         BT FINANCIAL CORPORATION
                                         (Registrant)


  Date      November 13, 1998             /s/ John H. Anderson
            ------------------            ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer




  Date      November 13, 1998            /s/ Mark L. Sollenberger
            -----------------            -------------------------------
                                         Mark L. Sollenberger,
                                         Executive Vice President, Treasurer,
                                         and Assistant Secretary
                                         (Principal Financial Officer)


