Form 10-K
period 1998-12-31
BT FINANCIAL CORP
filed 1999-03-31
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998   Commission file number 0-12377
                          -----------------                          -------

                    BT FINANCIAL CORPORATION
     -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          Pennsylvania                  25-1441348
     ------------------------   ----------------------------
     (State of incorporation)   (IRS Employer Identification No.)

        551 Main Street, Johnstown, Pennsylvania       15901
        ----------------------------------------     ----------
       (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  814-532-3801

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----
  Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $5.00 per share      Preferred Share Purchase Rights
---------------------------------------      -------------------------------
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

The Registrant estimates that as of March 1, 1999, the aggregate market value of the voting and non-voting common shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $354,782,154 computed on the basis of $29.0625 per share, the closing sales price on the NASDAQ Stock Market on March 1, 1999. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the Registrant to be beneficially owned by its directors or executive officers (777,714 shares in total) from the number of shares outstanding (12,985,272).

As of March 1, 1999, the Registrant had outstanding 12,985,272 shares of its Common Stock.

Documents incorporated by reference:                   Incorporated into:
------------------------------------                   ------------------
1998 Annual Report to Shareholders                       Part I and II
     (the "1998 Annual Report")
Definitive Proxy Statement for the 1999 Annual Meeting of   Part III
     Shareholders (the "1999 Proxy Statement")




                    BT FINANCIAL CORPORATION
                           FORM 10-K
              Fiscal year ended December 31, 1998
              -----------------------------------
                             INDEX
PART I                                                      Page
------                                                      ----
Item 1.   Business                                           3

Item 2.   Properties                                         7

Item 3.   Legal Proceedings                                  7

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   7

          Executive Officers of the Registrant               8

PART II
-------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                   10

Item 6.   Selected Financial Data                           10


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation      11

Item  7A. Quantitative and Qualitative Disclosures
          about Market Risk                                 11

Item 8.   Financial Statements and Supplementary Data       11

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            11

Part III
--------
Item 10.  Directors and Executive Officers of the
          Registrant                                        12

Item 11.  Executive Compensation                            12

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             12

Item 13.  Certain Relationships and Related
          Transactions                                      12

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                               13

SIGNATURES                                                  14

EXHIBIT INDEX                                               17
                               2


                             Part I


Item 1     Business
------     --------


Description of Business
-----------------------

     BT Financial Corporation ("BT" or the "Registrant") is a bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     BT is a reporting company under Section 12(g) of the Securities and Exchange Act of 1934. BT files periodic and annual reports with the Securities and Exchange Commission ("SEC") on Form 10-K, 10-Q and 8-K. The public may read BT materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains BT's reports, BT's proxy and information statements and other information regarding BT at http://www.sec.gov. BT maintains its own website at http://www.btfinancial.com.

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

     BT's single wholly-owned banking subsidiary, Laurel Bank ("Laurel"), is headquartered in Johnstown, Pennsylvania. BT has four wholly-owned non-bank subsidiaries, Bedford Associates, Inc., which holds and leases property, Laurel Trust Company, a trust company which provides trust and investment services, Laurel Community Development Corporation, a corporation which conducts community development activities, and Bedford Associates of Delaware, Inc., an investment holding company. At December 31, 1998 the Registrant had total assets of $1.70 billion.

     On October 23, 1998, BT completed a merger with The Peoples National Bank of Rural Valley ("Peoples"), Rural Valley, Pennsylvania whereby Peoples merged into Laurel Bank. At the time of the merger, Peoples operated one branch with unaudited assets totaling approximately $37 million. In connection with the merger, each share of Peoples common stock was converted into
12.11 shares of BT common stock, resulting in the issuance of 484,400 BT common shares. The value of the transaction was approximately $12.6 million based on an average market price of approximately $26 per BT common share. The merger has been accounted for as a pooling-of-interests and accordingly BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples for all periods presented prior to the merger.

     BT's business consists primarily of the operations of Laurel, its subsidiary bank. Laurel conducts business through a network of 69 full-service offices located throughout southwestern Pennsylvania. Laurel operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through the Registrant. In addition, Laurel operates 54 automated teller machines located on both bank premises and off-premise sites.

     Laurel Bank is engaged in the business of commercial and retail banking. Laurel provides a full range of financial services to individuals, businesses and governmental bodies, including accepting demand, savings and time deposits, safe deposit facilities, electronic banking services, debit cards, money transfer services, and other banking services. Laurel also offers lending services, including consumer, real estate, commercial and industrial loans. Laurel has a fairly stable deposit base with no major seasonal depositor or group of depositors. Laurel's commercial customers are primarily small- to mid-sized businesses located in southwestern Pennsylvania.

     Laurel Bank's predecessor, Bank and Trust, was formed in 1934 through the consolidation of five banks. Laurel is a Pennsylvania bank and trust company and member of the Federal Reserve System with offices in Allegheny, Armstrong, Bedford, Blair, Butler, Cambria, Fayette, Greene, Indiana, Somerset, Washington, and Westmoreland Counties. At December 31, 1998, its assets totaled $1.69 billion, or approximately 99% of BT's consolidated assets.

     Bedford Associates, Inc. is a Pennsylvania corporation which was formed in 1983. It holds and leases properties primarily used by BT's subsidiaries. Most of its properties are leased to Laurel Bank for use as community banking offices.

     Laurel Trust Company, formerly known as BT Management Trust Company, is located in Johnstown, Pennsylvania and offers a wide range of corporate and personal trust services as well as pension and fiduciary services. It is a Pennsylvania-chartered trust company formed in 1990. Laurel Trust Company resulted from the consolidation of the trust business of Bank and Trust, the former Laurel Bank and Fayette. At year-end 1998, the market value of trust assets under management at Laurel Trust Company totaled $792 million compared to $601 million at year-end 1997.

     Laurel Community Development Corporation, formerly known as Moxham Community Development Corporation, was organized in 1992 to conduct community development activities. It is a for-profit Pennsylvania corporation conducting activities consisting of equity investments as a limited partner in various housing developments for low income individuals.

     Bedford Associates of Delaware, Inc., a Delaware
Corporation, was formed in 1998 for the purpose of holding and managing certain investments of the Registrant.

Recent Developments
-------------------

     On December 10, 1998, BT and First Philson Financial Corporation ("Philson") jointly announced they had reached an agreement in principle to merge, with BT as the surviving company. Philson's subsidiary, First Philson Bank, N.A., Berlin, Pennsylvania, will be merged into BT's subsidiary, Laurel Bank. On February 23, 1999, BT and Philson entered into a definitive merger agreement. The agreement provides that each Philson common share will receive 1.667 shares of BT common stock. Based on BT's closing market price at February 23, 1999, the total transaction value approximates $80 million. The merger agreement is subject to completion of due diligence, regulatory approvals and other conditions. At December 31, 1998, Philson had $214 million in assets. Post-merger BT's assets will total approximately $1.9 billion. The merger will be accounted for as a pooling-of-interests and is expected to be completed in the second half of 1999.

Competition
-----------

     The business of commercial and retail banking and bank-related services is highly competitive. The Registrant, Laurel Bank, and Laurel Trust Company are subject to competition in all aspects of their businesses from banks as well as other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions, money market mutual funds, brokerage firms, investment companies, credit companies and insurance companies. They also compete with nonfinancial institutions, including retail stores that maintain their own credit programs, and with governmental agencies that make loans available to certain borrowers. Some of the Registrant's competitors are larger and have greater financial resources and facilities than the Registrant. The management of BT and its subsidiaries regularly reviews its product mix, services, fee structure, and locations in the evaluation of its competitive position. Additionally, acquisition prospects are considered periodically to maintain and strengthen BT's competitive position.

Employees
---------

     As of December 31, 1998, the Registrant, Laurel, Laurel Trust Company and the Registrant's other subsidiaries had a total of 777 full time equivalent banking and administrative employees. Management considers its relationship with its employees to be satisfactory. The Registrant's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. The telephone number is (814) 532-3801.

Supervision and Regulation
--------------------------

     BT is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, BT is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as required by the FRB. BT may not, without prior approval of the FRB, acquire 5% or more of the voting shares of another bank. The BHCA and the Federal Reserve Act place restrictions on transactions between BT and its affiliates, including certain restrictions relevant to intercompany loans, dividends, and investments. BT, subject to approval of the FRB, may acquire (1) banks throughout the United States, and (2) branches of established banks throughout the United States, except in Texas and Montana, which have opted out of interstate banking until September 1999 and September 2000, respectively. Satisfactory Community Reinvestment Act and capital ratios ratings are generally required to obtain FRB approval of acquisitions.

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

Recent and Pending Acquisitions
-------------------------------

     Merger and acquisition activities of the Registrant are detailed in "Note 3-Acquisitions" and "Note 22-Subsequent Event" of the "Notes to the Consolidated Financial Statements" included on pages 18, 19 and 32 of the 1998 Annual Report, which is incorporated herein by reference.

Item 2    Properties
------    ----------

     The executive offices of the Registrant are located at 551 Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Registrant, Laurel Trust Company, and other unrelated business concerns.

     Laurel operates 69 full-service banking offices located throughout Southwestern Pennsylvania, 52 of which are owned by Laurel free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 17 offices are operated under leases which, including renewal options, expire at various times between 1999 and 2025. Bedford Associates, Inc. owns 4 of the 17 leased properties, which are leased to Laurel as community banking offices. Four of Laurel's banking offices consolidated into nearby locations during the fourth quarter of 1998.

Item 3    Legal Proceedings
------    -----------------

     Information required to be furnished pursuant to this Item is set forth in the 1998 Annual Report in Note 17 of the "Notes to Consolidated Financial Statements" under the caption
"Litigation" which is incorporated herein by reference.


Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
     None.

Executive Officers of the Registrant
------------------------------------

      Set forth below are the names of and certain information with respect to the executive officers of the Registrant. Pursuant to the Registrant's By-Laws, officers serve at the discretion of the Board. There are no family relationships between any such persons.

     Name             Age   Positions and Offices Held
     ----             ---   --------------------------

John H. Anderson       48   Chairman, Chief Executive Officer
                            and Director of the Registrant and
                            of Laurel.

Steven  C.  Ackmann    47   President  and  Chief  Operating Officer
                            of the Registrant

Eric F. Rummel         46   Vice Chairman of the Registrant,
                            President and Director of Laurel.

J. William Smith       51   Vice Chairman and Treasurer of the
                            Registrant.  Treasurer and Assistant
                            Secretary of Laurel and Laurel Trust
                            Company.

Kim Craig              43   Vice Chairman of the Registrant.
                            President and Director of Laurel
                            Trust Company.

Mark L. Sollenberger   45   Executive Vice President and Chief
                            Financial Officer of the Registrant.


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

 Steven C. Ackmann has served as President and Chief Operating Officer of
 -----------------
the Registrant since 1995. He served as a Vice Chairman of the Registrant from 1992 to 1995. He served as Executive Vice
President of the Registrant from 1990 to 1992.

 Eric F. Rummel has served as Vice Chairman of the Registrant since 1996
 --------------
and President of Laurel since 1997. He served as President of Bank and Trust from 1995 to 1997. He served as President of the former Laurel Bank from 1991 to 1995. He served as Executive
Vice President of the Registrant in 1991 and of Bank and Trust from 1989 to 1991.

 J. William Smith has served as Vice Chairman and Treasurer of the
 ----------------
Registrant and Treasurer and Assistant Secretary of Laurel and Laurel Trust Company since 1998. He served as Vice Chairman of the Registrant from 1996 to 1998. He served as President and Chief Executive Officer of the former Moxham Bank Corporation from 1986 to 1996.

 Kim Craig has served as Vice Chairman of the Registrant since 1998 and
 ---------
President of Laurel Trust Company since 1990.

 Mark L. Sollenberger has served as Executive Vice President and Chief
 --------------------
Financial Officer of the Registrant since 1998. He served as Executive Vice President, Treasurer and Assistant
Secretary of the Registrant from 1995 to 1998 and Executive Vice President and Treasurer of Laurel from 1997 to 1998. He served as Executive Vice President and Treasurer of the Registrant from
1992 to 1995 and of Bank and Trust from 1992 to 1997. He served as Senior Vice President and Comptroller of the Registrant from 1991 to 1992. He served as Treasurer and Assistant Secretary of Laurel Trust Company from 1992 to 1998.

                             Part II

     Information required to be furnished pursuant to Part II of this report is set forth in the 1998 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.
     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements with respect to the Registrant and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of the Registrant and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. The Registrant undertakes no obligation to update any forward-looking statements made herein. The factors that may cause actual results to differ materially from the forward-looking statements include: interest rates, market and monetary fluctuations, monetary and fiscal policies, changes in laws and regulations, inflation, general economic conditions, competition and economic conditions in the geographic region an industries in which the Registrant conducts its operations, pending litigation, introduction and acceptance of new products and enhancements, mergers and acquisitions and their integration into the Registrant, and management's ability to manage these and other risks.

                                                       Page in
          Caption in 1998 Annual Report              1998 Annual
                                                       Report
          -----------------------------              ----------


Item 5    Market for the Registrant's Common
          Equity and Related Stockholder Matters
          --------------------------------------

          Market Price and Cash Dividends                   35

          Dividend Restrictions                             26

Item 6    Selected Financial Data
          -----------------------

          Selected Consolidated Financial Data              34

Item 7    Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations
          -------------------------------------

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        35-47

Item 7A   Quantitative and Qualitative Disclosures
          About Market Risk
          ----------------------------------------

          Liquidity and Market Risk Management              45-46




Item 8    Financial Statements and Supplementary Data
          -------------------------------------------

          Independent Accountants Report                    11

          Consolidated Balance Sheets                       12

          Consolidated Statements of Income                 13

          Consolidated Statements of Cash Flows             14

          Consolidated Statements of Changes
          in Shareholders' Equity                           15

          Consolidated Statement of Comprehensive
          Income                                            15

          Notes to Consolidated Financial Statements        16-32

          Supplemental Financial Data                       33


Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

          None

                            Part III



Item 10   Directors and Executive Officers of the Registrant
          --------------------------------------------------


               Information required to be furnished pursuant to this Item regarding directors of the Registrant is set forth in the 1999 Proxy Statement under the caption "Board of Directors," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding delinquent filers is set forth in the 1999 Proxy Statement under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Registrant is set forth in Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
          ----------------------

               Information required to be furnished pursuant to this Item is set forth in the 1999 Proxy Statement under the captions "Executive Compensation" and "Board of Directors -- Directors' Compensation," and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 1999 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

               Information required to be furnished pursuant to this Item is set forth in the 1999 Proxy Statement under the captions "Board of Directors," "Executive Compensation" and "Stock Ownership" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
          ----------------------------------------------

               Information required to be furnished pursuant to this Item is set forth in the 1999 Proxy Statement under the caption "Transactions with Directors' Companies" and is incorporated herein by reference.


                            Part IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------


 (a)     (1)  Financial Statements
              --------------------

               The consolidated financial statements of BT
          Financial Corporation and affiliates together with the report of PricewaterhouseCoopers LLP dated January 27, 1999, except for Note 22 which is dated February 23, 1999, are described herein in Part II, Item 8 - Financial
          Statements and Supplementary Data and appear on pages
          12 through 33 of the 1998 Annual Report and are incorporated herein by reference.


          (2)  Financial Statement Schedules
               -----------------------------

               All financial statement schedules are omitted because they are not required, are not applicable or the required information is given in the consolidated financial statements or notes thereto.

          (3)  Exhibits:
               --------

               The index to exhibits is on page 17.

 (b)      Reports on Form 8-K:
          -------------------

               A Form 8-K dated as of October 23, 1998 was filed under Items 5 and 7 to report the finalization of the merger with The Peoples National Bank of Rural Valley and BT's press release regarding the completion of the merger.

               A Form 8-K dated as of November 30, 1998 was filed under Item 5 to report BT's consolidated financial results for the one month and eleven month periods ended November 30, 1998.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BT FINANCIAL CORPORATION
                   -------------------------
                          (Registrant)



By:  /s/ John H. Anderson               Date: March 24, 1999
     -----------------------------            ----------------
     Chairman, and Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:

     /s/ John H. Anderson               Date: March 24, 1999
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Principal Financial Officer:

     /s/ Mark L. Sollenberger           Date: March 24, 1999
     -----------------------------            ----------------
     Mark L. Sollenberger
     Executive Vice President
     and Chief Financial Officer

     Principal Accounting Officer:

     /s/ Brian H. Lehman                Date: March 24, 1999
     ----------------------------             ----------------
     Brian H. Lehman
     Vice President and Controller

Directors:


/s/ G. Scott Baton II                   Date: March 24, 1999
------------------------------                ----------------
G. Scott Baton II


/s/ Martin L. Bearer                    Date: March 24, 1999
------------------------------                ----------------
Martin L. Bearer


/s/ John C. Cwik, M.D.                  Date: March 24, 1999
------------------------------                ----------------
John C. Cwik, M.D.


                                        Date: March 24, 1999
------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 24, 1999
------------------------------                ----------------
William B. Kania


/s/ Edward L. Mears                     Date: March 24, 1999
------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 24, 1999
------------------------------                ----------------
Roger S. Nave


/s/ Ethel J. Otrosina                   Date: March 24, 1999
------------------------------                ----------------
Ethel J. Otrosina


                                        Date: March 24, 1999
------------------------------                ----------------
Robert G. Salathe, Jr.


                                        Date: March 24, 1999
------------------------------                ----------------
William R. Snoddy



/s/ Gerald W. Swatsworth                Date: March 24, 1999
------------------------------                ----------------
Gerald W. Swatsworth


/s/ W. A. Thomas                        Date: March 24, 1999
------------------------------                ----------------
W. A. Thomas


/s/ Rowland H. Tibbott, Jr.             Date: March 24, 1999
------------------------------                ----------------
Rowland H. Tibbott, Jr.

/s/ Thomas A. Young                     Date: March 24, 1999
------------------------------                ----------------
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

                                           Prior Filing or
Exhibit                                    Sequential Page
Number    Description                         No. Herein
-------   -----------                      ---------------

  2.1    Agreement and Plan of            Incorporated by reference
         Reorganization dated             to Exhibit 2.1 to BT
         October 24, 1995 by and          Financial Corporation
         among BT Financial Corporation,  Registration Statement on
         Johnstown Bank and Trust         Form S-4 (No. 333-01797).
         Company and The Armstrong
         County Trust Company.

  2.2    Agreement and Plan of            Incorporated by reference
         Reorganization by and            to Exhibit 2 to Current
         between BT Financial             Report on Form 8-K dated
         Corporation and Moxham           January 12, 1996.
         Bank Corporation.

  2.3    Amended Agreement and Plan of    Incorporated by reference
         Reorganization dated August 26,  to Annex A of Amendment No. 1
         1998 by and among BT Financial   to BT Financial Corporation
         Corporation, Laurel Bank and     Registration Statement on Form
         The Peoples National Bank of     S-4 (No. 333-61683).
         Rural Valley.

  2.4    Agreement and Plan of            Incorporated by reference to
         Reorganization by and between    Exhibit 2 to Current Report
         BT Financial Corporation and     on Form 8-K dated February 23,
         First Philson Financial          1999.
         Corporation.

  3.1    Amended and Restated Articles    Incorporated by reference
         of Incorporation of              to BT Financial Corporation
         BT Financial Corporation.        Registration Statement on
                                          Form S-4 (No. 33-69112).

  3.2    By-Laws of BT Financial          Incorporated by reference
         Corporation.                     to BT Financial Corporation
                                          Registration Statement on
                                          Form S-4 (No. 33-69112).

 10.1    BT Financial Corporation         Incorporated by reference to
         Supplemental Executive Benefit   Exhibit 10.1 to BT Financial
         Plan dated July 23, 1997.*       Corporation's Annual Report on
                                          Form 10-K for the year ended
                                          December 31, 1997.

 10.2    Key Employee Incentive           Incorporated by reference to
         Compensation Plan of BT          Exhibit 10.2 to BT Financial
         Financial Corporation            Corporation's Annual Report
         dated July 24, 1996.*            on Form 10-K for the year
                                          ended December 31, 1996.

 10.3    Moxham Bank Corporation          Incorporated by reference to
         Executive Retirement Plan        Exhibit 10.3 to BT Financial
         dated January 1, 1987, as        Corporation's Annual Report
         amended and restated.*           on Form 10-K for the year
                                          ended December 31, 1996.

 10.4    BT Financial Corporation         Incorporated by reference to
         1998 Equity Incentive Plan       Exhibit 10.4 to BT Financial
         dated May 12, 1998.*             Corporation's Quarterly Report
                                          on Form 10-Q for the quarter
                                          ended June 30, 1998.

 10.5    Stock Option Agreement           Incorporated by reference to
         between BT Financial             Exhibit 99 to Current Report on
         Corporation and First            Form 8-K dated February 23,
         Philson Financial                1999.
         Corporation.

 13.1    All portions of the BT            Filed herewith.
         Financial Corporation
         1998 Annual Report to
         Shareholders that are
         incorporated herein by
         reference.

 21.1    Subsidiaries of the Registrant    Filed herewith.

 23.1    Consent of                        Filed herewith.
         PricewaterhouseCoopers LLP,
         independent accountants
         for the Registrant.

 27.1    Financial Data Schedule           Filed herewith.

 27.2    Restated Financial Data           Filed herewith.
         Schedule


     * Indicates exhibit is a management contract or compensation plan or arrangement.

 27.3    Restated Financial Data           Filed herewith.
         Schedule

 27.4    Restated Financial Data           Filed herewith.
         Schedule


     The Registrant will furnish to requesting shareholders a copy of any exhibit(s) listed above upon payment of $5.00 plus $0.10 per page to cover Registrant's expenses in furnishing such exhibit(s). Requests should be directed in writing to Laura L. Roth, Corporate Secretary, BT Financial Corporation, 551 Main Street, P. O. Box 1146, Johnstown, Pennsylvania 15907-1146.

