Form 10-Q
period 1999-03-31
BT FINANCIAL CORP
filed 1999-05-17
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  March 31, 1999

                                 or

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

                    12,985,272 shares common stock
                          ($5.00 par value)
                          as of May 3, 1999






                 BT FINANCIAL CORPORATION AND AFFILIATES
                              FORM 10-Q
                            March 31, 1999


  Part I.  Financial Information                            Page No.
  ------------------------------                            --------
     Item 1.
     -------
          Consolidated Balance Sheet - March 31, 1999
               and December 31, 1998                             3

          Consolidated Statement of Income
               Three Months Ended March 31, 1999 and 1998        4

          Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1999 and 1998        5

          Consolidated Statement of Comprehensive Income
               Three Months Ended March 31, 1999 and 1998        6

          Notes to Consolidated Financial Statements             7

     Item 2.
     -------
          Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                    12

     Item 3.
     -------
          Quantitative and Qualitative Disclosures
              about Market Risk                                 18

  Part II.  Other Information
  ---------------------------
     Item 1.
     -------
          Legal Proceedings                                     18

     Item 2.
     -------
          Changes in Securities and Use of Proceeds             18

     Item 3.
     -------
          Defaults Under Senior Securities                      18

     Item 4.
     -------
          Submission of Matters to a Vote of Security Holders   18

     Item 5.
     -------
          Other Information                                     18

     Item 6.
     -------
          Exhibits and Reports                                  19


 Signatures                                                     20

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                     CONSOLIDATED BALANCE SHEET
                     --------------------------

(In thousands, except share data)
                                              March 31   December 31
                                                  1999          1998
                                            (Unaudited)
                                            -------------------------
 ASSETS
 Cash and Cash equivalents                     $43,147       $57,522
 Interest-bearing deposits with banks               46            57
 Federal funds sold                             11,000        17,000

 Securities available-for-sale                 261,556       274,291
 Securities held-to-maturity (market values
       of $21,037 at March 31, 1999 and
       $72,691 at December 31, 1998)            20,986        72,307
                                            -------------------------
            Total securities                   282,542       346,598
                                            -------------------------

  Loans                                      1,302,771     1,247,867
       Less:  Unearned interest                 24,913        29,681
              Reserve for loan losses           11,533        10,971
                                            -------------------------
             Net loans                       1,266,325     1,207,215

  Premises and equipment                        27,845        28,665
  Accrued interest receivable                   10,683        11,288
  Other assets                                  34,586        33,983
                                            -------------------------
            Total assets                    $1,676,174    $1,702,328
                                            =========================

  LIABILITIES
  Deposits:
       Non-interest-bearing                    206,372       210,127
       Interest-bearing                      1,154,713     1,182,893
                                            -------------------------
            Total deposits                   1,361,085     1,393,020

  Federal funds purchased and securities sold
       under agreements to repurchase           39,082        35,073
  Short-term borrowings                          2,599         2,185
  Accrued interest payable                       6,713         5,747
  Other liabilities                              2,819         2,689
  Long-term borrowings                         100,026       100,031
                                            -------------------------
            Total liabilities               $1,512,324    $1,538,745
                                            -------------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, no par value
       2,000,000 shares authorized,
       None outstanding                            ---           ---
  Common stock, par value $5 per share,
       25,000,000 shares authorized,
       shares issued: 12,985,272 at March
       31, 1999 and December 31, 1998           64,926        64,926
  Surplus                                       43,993        43,993
  Retained earnings                             54,977        53,057
  Accumulated other comprehensive (loss) income    (46)        1,607
                                            -------------------------
            Total shareholders' equity         163,850       163,583
                                            -------------------------
            Total liabilities and
                 shareholders' equity       $1,676,174    $1,702,328
                                            =========================

  The accompanying notes are an integral part of the consolidated financial statements.

                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
                         CONSOLIDATED STATEMENT OF INCOME
                         --------------------------------
                                     (Unaudited)

                  (In thousands, except shares and per share data)


                                              Three months ended
                                                    March 31
                                              1999            1998
                                           -------------------------
  INTEREST INCOME
  Loans, including fees                    $24,786         $23,321
  Investment securities:
       Taxable                               3,567           6,286
       Tax-exempt                            1,147             261
  Deposits with banks                            1               4
  Federal funds sold                            76              39
                                            ------------------------
       TOTAL INTEREST INCOME                29,577          29,911
                                            ------------------------
  INTEREST EXPENSE
  Deposits                                  10,644          11,910
  Federal funds purchased
       and securities sold under
       agreements to repurchase                300             517
  Short-term borrowings                         22             264
  Long-term borrowings                       1,290             365
                                           -------------------------
       TOTAL INTEREST EXPENSE               12,256          13,056
                                           -------------------------
  NET INTEREST INCOME                       17,321          16,855
  Provision for loan losses                  1,467           1,245
                                           -------------------------
       NET INTEREST INCOME
         AFTER PROVISION FOR LOAN LOSSES    15,854          15,610
                                           -------------------------

  OTHER INCOME
  Trust income                                 973             856
  Fees for other services                    2,029           1,901
  Net security gains                            77              21
  Other income                                 146             176
                                           -------------------------
       TOTAL OTHER INCOME                    3,225           2,954
                                           -------------------------
  OTHER EXPENSES
  Salaries and wages                         5,357           5,494
  Pension and other
       employee benefits                     1,146           1,090
  Net occupancy expense                      1,170           1,140
  Equipment expense                          1,345           1,237
  F.D.I.C. insurance                            66              71
  Amortization of intangible
       assets                                  524             524
  Other operating expense                    3,332           3,542
                                           -------------------------
       TOTAL OTHER EXPENSES                 12,940          13,098
                                           -------------------------
  INCOME BEFORE INCOME TAXES                 6,139           5,466
  Provision for income taxes                 1,752           1,738
                                           -------------------------
       NET INCOME                         $  4,387         $ 3,728
                                           =========================

   Earnings per common share - Basic
       and Diluted                        $    .34         $   .29
  Weighted average common shares
       outstanding - Basic              12,985,272      12,985,272
   Weighted average common shares
       outstanding - Diluted            12,987,898      12,985,272

  DIVIDENDS PAID PER COMMON SHARE         $    .19         $   .17

  The accompanying notes are an integral part of the consolidated financial statements.

                           BT Financial Corporation and Affiliates
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                            Three months ended
                                                                  March 31
                                                                1999     1998
                                                           -------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 4,387  $ 3,728
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                               1,467    1,245
       Provision for depreciation and
            amortization                                       1,085    1,058
       Amortization of intangible assets                         524      524
       Amortization of premium, net of accretion
            of discount on loans and securities                  (65)      69
       Deferred income taxes                                    (114)    (239)
       Realized net securities gains                             (77)     (21)
       Decrease (increase) in interest receivable                605   (2,068)
       Increase in interest payable                              966    1,954
       Equity in loss of limited partnerships                     62       42
       Other assets and liabilities, net                         (59)    (784)
                                                           -------------------
             Net cash provided by operating
                 activities                                    8,781    5,508
                                                           -------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                             ---    10,165
  Repayments and maturities of securities
       available-for-sale                                     20,785    8,400
  Repayments and maturities of securities
       held-to-maturity                                       51,324    8,823
  Purchases of securities available-for-
       sale                                                  (10,556) (87,874)
  Purchase of securities held-to-maturity                        ---   (1,122)
  Net decrease in interest-bearing deposits with banks            11      281
  Net decrease in federal funds sold                           6,000      500
  Proceeds from sales of loans                                   618    1,843
  Net increase in loans                                      (61,089) (43,528)
  Purchases of premises and equipment and other                 (265)    (535)
                                                          --------------------
            Net cash provided by (used in) investing
                 activities                                    6,828 (103,047)
                                                          --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                        (31,935)   3,357
  Net increase in Federal Funds purchased and securities
       sold under agreements to repurchase                     4,009    9,393
  Net increase in short-term borrowings                          414   60,478
  Common stock cash dividends paid                            (2,467)  (2,185)
  Proceeds from long-term borrowings                             ---   25,000
  Payment on long-term borrowings                                 (5)    (718)
                                                          --------------------
                 Net cash (used in) provided by
                    financing activities                     (29,984)  95,325
                                                          --------------------
  Decrease in cash and cash equivalents                      (14,375)  (2,214)
  Cash and cash equivalents at beginning
       of the year                                            57,522   53,215
                                                          --------------------
  Cash and cash equivalents at end of period                 $43,147  $51,001
                                                          ====================


  The accompanying notes are an integral part of the consolidated financial statements.

                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                ----------------------------------------------
                                 (Unaudited)
                                  ----------
                                (In thousands)
                                -------------
                                                     Three months ended
                                                          March  31
                                                      1999           1998
                                                 -------------------------

   Net income                                      $ 4,387        $ 3,728

   Other comprehensive income (loss), net of tax:
   Unrealized holding losses on
     securities arising during period, net of tax
     of $(863) in 1999 and $(327) in 1998           (1,603)          (607)
    Less: Reclassification adjustment for
          gains included in net income, net of tax
          of $27 in 1999 and $7 in 1998                 50             14
                                                 --------------------------
   Other comprehensive (loss), net of tax of
     $(890) in 1999 and $(334) in 1998              (1,653)          (621)
                                                 --------------------------
   Comprehensive income                            $ 2,734        $ 3,107
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

                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

                                    (Unaudited)


       1.   In the opinion of the management of BT
            Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, and Bedford Associates of Delaware, Inc. On October 23, 1998, BT completed a merger with The Peoples National Bank of Rural Valley (Peoples). At the time of the merger, Peoples' assets were approximately $37 million. The merger was accounted for as a pooling-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples for all periods presented prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year.

       2.   Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

       3.   Reserve for loan losses -- The recorded
            investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $0 at March 31, 1999, compared to $674,000 at December 31, 1998 and $1.4 million at March 31, 1998. The corresponding loan loss valuation allowance was $0, $148,000, and $401,000 for the same periods, respectively. BT did not recognize any interest revenue on impaired loans during the three months ended March 31, 1999 or 1998.

      4.   Earnings Per Share
           ------------------

           The following table shows the calculation of basic and diluted earnings per share. Share and per share data has been adjusted to reflect the 2-for-1 stock split effected in the form of a stock dividend distributed on May 1, 1998.

                                             Three months ended
                                                  March 31
                                               1999        1998
                                             ------------------
           Basic Earnings Per Share:
                Net income(in thousands)     $4,387      $3,728
                                             ======      ======
                Weighted average number
                 of common shares
                 outstanding-Basic       12,985,272  12,985,272

                Basic Earnings Per
                  Share                      $  .34      $  .29
                                             ======      ======

           Diluted Earnings Per Share:
                Net income (in thousands)    $4,387      $3,728
                                             ======      ======
                Weighted average number
                 of common shares
                 outstanding-Basic       12,985,272  12,985,272

                Effect of dilutive
                 stock options                2,626         ---
                                             ------      ------
                Weighted average number
                 of common shares
                 outstanding-Diluted     12,987,898  12,985,272
                                         ==========  ==========
                Diluted Earnings
                 Per Share                   $  .34      $  .29
                                             ======      ======


       5.   Recent Accounting Pronouncements
            --------------------------------

            In June 1998, the FASB issued SFAS No. 133,
            "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since BT does not currently use derivative financial instruments, the standard will not have any material impact on BT's financial position or results of operations upon adoption.

     6.   Pending Acquisition
          -------------------

           On December 10, 1998, BT and First Philson Financial
           Corporation (Philson) jointly announced they had reached an agreement in principle to merge, with BT as the surviving company. Philson's subsidiary, First Philson Bank, N.A.,
           Berlin, Pennsylvania, will be merged into BT's subsidiary, Laurel Bank. On February 23, 1999, BT and Philson entered into a definitive merger agreement. The agreement provides that each Philson common share will receive 1.667 shares of BT
           Common Stock in exchange for each share of Philson Common
           Stock outstanding. If the average closing price per share of BT Common Stock for a 30 day period defined in the merger agreement is less than $24 or more than $32 BT shall have the option to adjust the exchange ratio or terminate the merger agreement. Based on BT's closing market price at March 31, 1999 and the 1.667 exchange ratio, the total transaction value approximates $77 million. The merger agreement is subject to completion of due diligence, regulatory approvals and other conditions.


           At March 31, 1999, BT had approximately $1.7 billion in assets and Philson had $214 million in assets. Post-merger BT's assets will total approximately $1.9 billion. The transaction is expected to be completed in the second half of 1999.

           The merger will be accounted for as a pooling-of-interests. The following unaudited pro forma financial data summarizes the combined operating results of BT and Philson as if the merger occurred at the beginning of the periods presented.

                             PRO FORMA RESULTS
                    (in thousands, except per share data)

                                                 Three months ended March 31,
                                                      1999           1998
                                                      ----           ----
    NET INTEREST INCOME BEFORE THE PROVISION
      FOR LOAN LOSS . . . . . . . .                $19,587         $19,069

    NET INCOME. . . . . . . . .                    $ 5,061         $ 4,413

    EARNINGS PER SHARE:*

           Basic and Diluted. . . . . . .          $   .32         $   .28

           *The pro forma earnings per share amounts are based on the sum of the weighted average shares outstanding, as reported by BT, and the weighted average shares outstanding for Philson converted to BT shares at the exchange ratio of 1.667.

       7.  Litigation
           ----------

           A purported class action was instituted in the Court of Common Pleas of Cambria County, Pennsylvania against the former Johnstown Bank & Trust Company (Bank and Trust), now Laurel Bank, and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately thirteen thousand dollars resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to the former Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. The class potentially includes the borrowers on approximately 2,800 accounts, the number of residential mortgages held by the former Bank and Trust during the relevant period. The class discovery phase of the litigation was completed in February 1999. A status conference is scheduled for late May 1999. If the court certifies the case as a class action, Laurel Bank intends to pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT cannot be fully assessed at this stage of the proceedings.

           On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market area referred to as the "Pittsburgh area." The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in the "Pittsburgh area". While BT denies the use of the name "Laurel" and related logo infringes on plaintiff's trademark and servicemark rights and believes that its rights to the name "Laurel" and related logo are senior to that of the plaintiffs, there is a risk that Laurel might be prevented from using the "Laurel" name and related logo in and around Pittsburgh. In April 1999, the Court granted plaintiff's partial motion for summary judgment, concluding that plaintiff has the exclusive right to use the word "Laurel" in its name within a geographic area around its offices in the Pittsburgh area, but the court did not define the area of exclusive use. While the plaintiff contends that the zone of exclusive use encompasses the metropolitan "Pittsburgh area", Laurel Bank contends that this
           zone is substantially smaller.   A status conference is
           scheduled for June 1999 at which time the Court will set forth the procedure by which the scope of the "Pittsburgh area" will be determined. The impact of this litigation on BT cannot be fully assessed at this stage of the proceedings.

           Due to the nature of their activities, BT and its subsidiaries are at all times engaged in other various legal proceedings which arise in the normal course of their businesses. While it is difficult to predict the outcome of these proceedings, management believes the ultimate liability, if any, will not materially affect BT's consolidated financial position or results of operations.


      8.   Stock Dividend
           --------------

           On March 25, 1998, BT's Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend. The dividend was distributed on May 1, 1998, to shareholders of record as of April 8, 1998. All share and per share data in this report has been adjusted to reflect the stock dividend.

     9.    Stock Based Compensation Plan
           -----------------------------

           On January 4, 1999, under the 1998 Equity
           Incentive Plan, BT granted non-qualified stock options to certain employees and directors to purchase 105,000 shares of BT Common Stock. The exercise price of the options was $26.375 per share which equaled the market price of BT's Common Stock on the date of grant. The stock options became exercisable on January 5, 1999 and have a maximum term of 10 years.



                                 ITEM 2
                                 ------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ----------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

The following is Management's Discussion and Analysis of the material changes in financial position between March 31, 1999 and December 31, 1998, and the material changes in results of operations comparing the three month periods ending March 31, 1999 with the results for the comparable period of 1998 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain statements contained in this report constitute "forward-looking" statements with respect to BT and its subsidiaries. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the financial condition and results of operations of BT and its subsidiaries to be materially different from any future financial condition or results of operations suggested or implied by such forward-looking statements. BT undertakes no obligation to update any forward-looking statements made herein. The factors that may cause actual results to differ materially from the forward-looking statements include: interest rates, market and monetary fluctuations, monetary and fiscal policies, changes in laws and regulations, inflation, general economic conditions, competition and economic conditions in the geographic region and industries in which the Corporation conducts its operations, introduction and acceptance of new products and enhancements, mergers and acquisitions and their integration into BT, and management's ability to manage these and other risks.

On October 23, 1998, BT completed a merger with the Peoples National Bank of Rural Valley, Rural Valley, Pennsylvania, whereby Peoples merged into Laurel Bank. At the time of the merger, Peoples operated one branch with unaudited assets totaling approximately $37 million. The merger has been accounted for as a pooling-of-interests, and accordingly, BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples for all periods presented prior to the merger. This acquisition increased BT's market share in Armstrong County, located north of Pittsburgh, Pennsylvania.

FINANCIAL REVIEW
----------------

Overview - First Quarter 1999
-----------------------------

BT's consolidated net income increased 17.7%, to $4.4 million, or $.34 per diluted share, in the first quarter of 1999 compared to $3.7 million, or $.29 per diluted share, in the same period of 1998. Increases in net interest income and non-interest income along with a reduction in other expenses combined to offset increased provisions for loan losses and income taxes. Net income in the first quarter of 1998 was negatively impacted by $445,000 ($.03 per diluted share) on an after-tax basis due to nonrecurring expenses related to legal settlements, other litigation charges and severance costs incurred in connection with early retirements. Excluding these special charges, net income would have increased 5.1% in the first quarter of 1999 over the same period of 1998.

Loans, net of unearned interest, increased to a record $1.28 billion at March 31, 1999 compared to $1.22 billion at year-end 1998 and $1.12 billion at March 31, 1998. The higher level in the current period reflects strong ongoing loan demand and increased market penetration resulting from an increased focus on sales and customer service inherent in the formation of Laurel Bank's five local regions late in 1997. Demand deposits also benefited from sales and service initiatives increasing $20.1 million, or 10.8%, over the level at March 31, 1998 to $206.4 million in the current period. Demand deposits remained relatively flat at March 31, 1999 compared to year-end 1998.

BT's non-interest income increased 9.2% in the first quarter of 1999 compared to the corresponding period of 1998 due primarily to increases in trust income and service fees. The market value of trust assets under management increased $169.1 million, or 26.9%, over 1998 to $798.3 million in 1999.

CHANGES IN FINANCIAL POSITION

Total assets at March 31, 1999 were $1.68 billion, representing slight decreases of $26.2 million, or 1.5%, and $14.5 million, or 0.9%, compared to year-end 1998 and March 31, 1998, respectively. The declines were primarily due to lower levels of investment securities which were largely offset by increased loan totals. Average total assets for the quarter ended March 31, 1999 were $1.69 billion, representing an increase of $57.6 million or 3.5% over the quarter ended March 31, 1998. The increase was substantially due to higher loan levels in the current quarter.

Total shareholders' equity increased $267,000, or 0.2%, and $9.2 million, or 5.9%, compared to year-end 1998 and March 31, 1998, respectively, primarily due to BT's net income. The increase over year-end 1998 was mitigated by a reduction in accumulated other comprehensive income of $1.7 million due to a change in unrealized market values on securities available-for-sale.

Period-end total loans outstanding, net of unearned interest, increased $59.7 million, or 4.9%, and $156.3 million, or 13.9%, compared to year-end 1998 and March 31, 1998, respectively. The loan increases were due to internal growth in commercial, consumer and residential mortgage loans. Loan expansion has been attributable to increased market demand and various loan sales coupled with aggressive sales efforts focusing on loan production. Laurel Bank formed five local banking regions late in 1997. This regionalized marketing approach has contributed to loan growth by placing managers closer to their customers enabling them to focus on customer needs more effectively. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio.

BT's nonperforming asset totals have declined significantly over the past year due to a strategic focus on strong credit quality. BT's nonperforming assets decreased $161,000, or 1.9%, and $3.1 million, or 26.9%, compared to year-end 1998 and March 31, 1998, respectively. The decline from year-end 1998 was primarily due to a decrease in nonperforming loans related to a reduction in residential mortgage loans 90 days or more past due. The year-over-year decrease was mainly due to a lower level of nonperforming loans resulting from a decline in nonaccrual commercial and commercial mortgage loans.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The coverage ratio, defined as the reserve for loan losses to nonperforming loans, improved to 1.6x at March 31, 1999, compared to 1.5x at year-end 1998 and 1.0x at March 31, 1998. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                            March 31  December 31    March 31
 (In thousands)                                 1999         1998        1998
                                            ----------------------------------
    Loans 90 days or more past-due          $    499      $   644     $   495
    Restructured loans                           264          264         265
    Nonaccrual loans                           6,455        6,544       8,820
                                            ----------------------------------
      Total nonperforming loans                7,218        7,452       9,580
    Other real estate owned                      540          614         721
    Repossessed assets                           748          601       1,337
                                            ----------------------------------
      Total nonperforming assets            $  8,506      $ 8,667     $11,638
                                            ==================================

    Nonperforming loans as a % of
      loans, net of unearned interest            .56%         .61%       .85%
    Reserve for loan losses to
      nonperforming loans                        1.6x         1.5x       1.0x
    Reserve for loan losses as a % of
      loans, net of unearned interest            .90%         .90%       .90%



Total investment securities have declined $64.1 million, or 18.5%, and $164.0 million, or 36.7%, compared to year-end 1998 and March 31, 1998, respectively. Most of the decline has been due to decreases in government agency securities offset partially by increases in municipal securities. BT's current funding strategies have involved utilizing the proceeds from maturing and called securities to support recent loan growth. Loans generally provide higher yields than securities and sound loan expansion remains one of BT's key growth strategies.

Period-end total deposits decreased $31.9 million, or 2.3% and $17.5 million, or 1.3%, compared to year-end 1998 and March 31, 1998, respectively. Non-interest bearing deposits decreased $3.8 million, or 1.8%, while increasing $20.1 million, or 10.8%, compared to the same periods, respectively. Additionally, BT's interest-bearing deposits have declined $28.2 million, or 2.4%, and $37.6 million also over the same comparison periods, respectively. BT's deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other low cost deposits. Also, BT has chosen a non-aggressive pricing approach relative to certain certificates of deposit while maintaining competitive pricing on the balance of the portfolio to preserve deposits which are core in nature. The year-over-year increase in non-interest-bearing deposits is attributed to attracting new accounts through BT's sales focus and cross-selling into its existing customer base.

At March 31, 1999, long-term borrowings with the Federal Home Loan Bank
(FHLB) amounted to $100.0 million. The borrowings, scheduled to mature in the year 2008, were incurred during 1998 to support loan growth and securities purchases. The borrowings are secured primarily by Laurel Bank's residential mortgage loans. The interest rates on the borrowings ranged from 5.08% to 5.24% at March 31, 1999.

RESULTS OF OPERATIONS

A 2-for-1 stock split effected in the form of a stock dividend was declared on March 25, 1998 to shareholders of record at April 8, 1998. The stock dividend was distributed on May 1, 1998. All per share data in the following discussion reflects the stock dividend.

For the first quarter of 1999, BT produced net income of $4.4 million, or $.34 per diluted share, compared to $3.7 million, or $.29 per diluted share, over the same period of 1998. 1998 earnings were impacted by special charges associated with the retirement of several senior officers of BT and certain costs in connection with two legal settlements along with other legal fees related to various lawsuits. The total pre-tax charges approximated $685,000 and reduced diluted earnings per share by approximately $.03 in the first quarter of 1998.

The annualized return on average assets for the first quarters of 1999 and 1998 was 1.06% and .93%, respectively. The annualized return on average shareholders' equity was 10.85% in 1999 and 9.78% in 1998. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity was 13.91% and 13.09% for the first quarters of 1999 and 1998, respectively.

Fully taxable equivalent net interest income increased $1.0 million, or 6.0%, to $18.3 million in the first quarter of 1999 compared to 1998. The increase was primarily due to a $66.6 million, or 4.4%, rise in average earning assets in 1999. The earning asset increase was mainly due to a higher level of loans in 1999 offset partially by a decline in investment securities. The net interest margin improved 7 basis points in 1999 to 4.70% due primarily to increased loan volume and lower rates paid on interest-bearing liabilities. BT's net interest margin in 1999 and 1998 has been impacted by balance sheet leveraging through the utilization of wholesale funding from the FHLB used to support higher earning asset levels. The leveraging position enables BT to enhance net interest income while sacrificing some net interest spread differential.

The provision for loan losses increased $222,000 in 1999, compared to the same period of 1998 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $905,000 in 1999 compared to $1.1 million in 1998. The decline was due to a lower level of commercial loan credit losses.

Total other income increased $271,000, or 9.2%, in the first quarter of 1999 compared to 1998. Trust income increased $117,000, or 13.7%, commensurate with a greater volume of assets under management. Service fees grew $128,000 or 6.7%, primarily resulting from higher levels of deposit account fees. Securities transactions income rose $56,000 while other income declined $30,000 in the first quarter of 1999 compared to 1998. The increase in security gains was mainly due to a higher level of gains realized on called securities during the first quarter of 1999.

Total other expenses declined $158,000, or 1.2%, in 1999 compared to 1998. The decrease was primarily due to the 1998 special charges mentioned earlier in this discussion. BT's efficiency ratio, exclusive of nonrecurring costs, improved to 60% in the first quarter of 1999 compared to 62% in the same period of 1998. The efficiency ratio measures the ability to generate revenue in relation to expenditures. The lower ratio in 1999 indicates improvement in BT's strategic goal of improving efficiency by utilizing its resources more effectively to produce revenue. Salaries and benefits decreased 1.2% due to the 1998 special charges of approximately $322,000 associated with the retirement of several senior officers of BT. Full-time equivalent employees declined to 757 in 1999 from 786 in 1998 reflecting increased utilization of BT's part-time work force due to a branch staffing model developed in 1998. Average assets per employee have risen 7.5% over 1998 to $2.2 million in 1999. Occupancy expense increased 2.6% due to higher building maintenance costs. Equipment expense increased 8.7% reflecting higher levels of ongoing technology-based expenditures. Other operating expense decreased 5.9% largely due to $363,000 in special charges paid in 1998 related to litigation and legal settlement costs.

BT's effective tax rate was 28.5% for the first quarter of 1999 compared to 31.8% for the same period of 1998. The lower rate in 1999 reflects a higher level of tax-exempt securities interest income.

CAPITAL ADEQUACY

At March 31, 1999, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of March 31, 1999 and December 31, 1998 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.

                                                           Regulatory
                                       3-31-99   12-31-98  Requirement
                                       -------   --------  -----------
     Tier I Risk Based Ratio            11.27%     11.25%       4.00%
     Total Capital Risk Based Ratio     12.18%     12.13%       8.00%
     Tier I Leverage Ratio               8.62%      8.41%       4.00%


COMMITMENTS AND CONTINGENCIES:

YEAR 2000 READINESS DISCLOSURE

In 1996, BT created a special task force to analyze any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT utilizes and is dependent upon data processing systems and software in its normal course of business. BT is in the process of: (1) ongoing analysis of its information systems and vendor supplied application systems to address any Year 2000 issues, (2) correcting or replacing all non-compliant critical applications, (3) testing or certifying its mission critical systems, (4) evaluating the potential effects of Year 2000 issues on both the customers and vendors of Laurel Bank and the Trust Company, and (5) developing Year 2000 contingency and business resumption plans.

The ongoing process of analyzing BT's information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. BT is also assessing its noncomputer (non-IT) systems for Year 2000 compliance. These non-IT systems such as ATM machines and security systems typically utilize embedded technology, such as microcontrollers, which could contain a date element. BT met its goal of completing renovations of all mission critical systems and applications by the end of 1998. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on its information systems vendor's compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and are tested for such compliance. Currently, 91% of the mission critical systems that BT and its affiliates utilize have been certified by the respective vendor or service provider as being Year 2000 compliant, and additionally, 9% that are not yet certified have a renovation plan in place to become compliant. Successful internal unit testing or other internal certification has been performed on 95% of these systems and is expected to be substantially completed by June 30, 1999. The internal testing relative to these mission critical systems is 100% complete and the testing proved to successfully process data on the various computer applications. BT's mainframe system, as well as BT's core business application software packages, have been certified by the respective vendors for Year 2000 compliance.

Contingency planning efforts, specific to critical systems and applications, are underway in the event that primary systems, although certified, are deemed inadequate for processing after the beginning of the Year 2000. In the event of any mission critical system failure, the contingency plans will provide for detailed interim procedures to be followed until resumption of all affected processes is completed. BT is developing a liquidity plan to address any funding needs related to Year 2000 issues. BT has contacted its utility service suppliers and requested written assurance of their Year 2000 preparedness. BT's task force will assess these vendor relationships upon determination of each vendor's Year 2000 preparedness. BT intends to have substantially completed the development of Year 2000 contingency plans by June 30, 1999.

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

BT estimates that the total cumulative cost of this process will approximate $756,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. Currently, approximately $629,000 of the estimated total cumulative cost has been expended. The total cost of this process and the expected completion dates are based on management's best estimates and are believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

BT's process of evaluating potential effects of Year 2000 issues on customers of Laurel Bank is 100% complete, and at this time BT has not identified any potentially adverse effects of Year 2000 problems on Laurel Bank's loan customers. Reassessments on medium and high risk loan customers have been or are currently being performed. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms to Laurel. Information will continue to be accumulated from customers of Laurel Bank to enable BT to assess the degree to which customers' operations are susceptible to potential problems.

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

The face amounts of financial instruments with off-balance-sheet risk at March 31, 1999 were as follows:

             (In thousands)
              Loan commitments                   $205,556
              Standby letters of credit            11,178

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




                              ITEM 3
                              ------
   Quantitative and Qualitative Disclosures about Market Risk
   ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three months ended March 31, 1999. For additional information, refer to pages 45 and 46 in the Annual Report of BT on Form 10-K as filed on March 31, 1999 for the fiscal year ended December 31, 1998 which is incorporated by reference.


                            PART II
                            --------
                        OTHER INFORMATION
                        -----------------


                              ITEM 1
                              ------
                        Legal Proceedings
                        -----------------

The information regarding legal proceedings can be found in this current filing of Form 10-Q under BT and Affiliates Notes to Consolidated Financial Statements in Footnote 7, Litigation.

                              ITEM 2
                              ------
               Changes in Securities and Use of Proceeds
               -----------------------------------------

Not applicable.

                              ITEM 3
                              ------
                   Defaults Under Senior Securities
                   --------------------------------

Not applicable.

                              ITEM 4
                              ------
            Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

Not applicable.


                              ITEM 5
                              ------
                        Other Information
                        -----------------

The information contained in Footnote 6 under BT and Affiliates Notes to Consolidated Financial Statements included in Part I in this current filing on Form 10-Q is incorporated by reference in response to this item.

                             ITEM 6
                             ------
                Exhibits and Reports on Form 8-K
                --------------------------------


(a) Exhibits
    --------

Exhibit No.       Description                   Prior Filing or Sequential
-----------       -----------                           Page Number
                                                --------------------------

2.1     Agreement and Plan of Reorganization    Incorporated by reference to
        by and between BT and Philson           Registration Statement on
        dated February 23, 1999                 Form S-4 (No. 333-76295)
                                                filed on April 14, 1999.

3.1     Articles of Incorporation of BT         Incorporated by reference to
        as amended to August 16, 1991           Registration Statement on
                                                Form S-4 (No. 33-69112)
                                                filed on October 15, 1993.

3.2     Amendment to Articles of Incorporation  Incorporated by reference to
        of BT dated June 4, 1997                Registration statement on
                                                Form S-4 (No. 333-61683)
                                                filed on September 3, 1998.

3.3     By-laws of BT as amended to             Incorporated by reference to
        September 23, 1992                      Registration Statement on
                                                Form S-4 (No. 33-69112)
                                                filed on October 15, 1993.

27.1    Financial Data Schedule                 Filed herewith.

99.1    Stock Option Agreement by and between   Incorporated by reference to
        BT and Philson dated February 23, 1999  Registration Statement on
                                                Form S-4 (No. 333-76295)
                                                filed on April 14, 1999.

(b) Reports on Form 8-K
    -------------------

       During the first quarter of 1999, the Registrant filed the following Current Report on Form 8-K:

       (1) A report dated February 23, 1999 was filed on March
       8, 1999, pursuant to Item 2, to report the entering into of (i) an Agreement and Plan of Reorganization between BT and Philson and (ii) a Stock Option Agreement between BT and Philson.


                               SIGNATURES
                               ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BT FINANCIAL CORPORATION
                                          (Registrant)


  Date   May 14, 1999                     s/ John H. Anderson
         ------------------               ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer




  Date   May 14, 1999                     s/ Mark L. Sollenberger
         ------------------               -------------------------------
                                          Mark L. Sollenberger,
                                          Executive Vice President and Chief
                                          Financial Officer

