Form 10-Q
period 1999-06-30
BT FINANCIAL CORP
filed 1999-08-13
CIK 716459

FORM 10-Q

                     Securities and Exchange Commission
                          Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended:  June 30, 1999

                                   or

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

                    15,888,852 shares common stock
                          ($5.00 par value)
                        as of August 2, 1999






               BT FINANCIAL CORPORATION AND AFFILIATES
                           FORM 10-Q
                          June 30, 1999

 Part I.  Financial Information                                 Page No.
 ------------------------------                                 --------

     Item 1.
     -------
           Consolidated Balance Sheet - June 30, 1999
            and December 31, 1998                                      3

           Consolidated Statement of Income
            Three and Six Months Ended June 30, 1999 and 1998          4

           Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1999 and 1998                    5

           Consolidated Statement of Comprehensive Income
            Three and Six Months Ended June 30, 1999 and 1998          6

           Notes to Consolidated Financial Statements                  7

     Item 2.
     -------
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

     Item 3.
     -------
          Quantitative and Qualitative Disclosures about Market Risk  21

 Part II.  Other Information
 ---------------------------

     Item 1.
     -------
          Legal Proceedings                                           21

     Item 2.
     -------
          Changes in Securities and Use of Proceeds                   21

     Item 3.
     -------
          Defaults Under Senior Securities                            21

     Item 4.
     -------
          Submission of Matters to a Vote of Security Holders         21

     Item 5.
     -------
          Other Information                                           21

     Item 6.
     -------
          Exhibits and Reports on Form 8-K                            22

 Signatures                                                           23

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
                BT FINANCIAL CORPORATION AND AFFILIATES
                ---------------------------------------
                       CONSOLIDATED BALANCE SHEET
                       --------------------------

(In thousands, except shares and per share data)
                                                JUNE 30   December 31
                                                   1999          1998
                                             (UNAUDITED)
                                            -------------------------
  ASSETS
  Cash and cash equivalents                     $45,226        57,522
  Interest-bearing deposits with banks               85            57
  Federal funds sold                                ---        17,000
                                            -------------------------

  Securities available-for-sale                 294,441       274,291
  Securities held-to-maturity (market values
       of $1,998 at June 30, 1999 and
       $72,691 at December 31, 1998)              1,999        72,307
                                            -------------------------
            Total securities                    296,440       346,598
                                            -------------------------

  Loans:                                      1,394,917     1,247,867
       Less:  Unearned interest                  20,622        29,681
              Reserve for loan losses            12,316        10,971
                                            -------------------------
             Net loans                        1,361,979     1,207,215

  Premises and equipment                         26,920        28,665
  Accrued interest receivable                    11,404        11,288
  Other assets                                   39,158        33,983
                                            -------------------------
            Total assets                     $1,781,212    $1,702,328
                                            =========================

  LIABILITIES
  Deposits:
       Non-interest-bearing                     211,650       210,127
       Interest-bearing                       1,167,233     1,182,893
                                            -------------------------
            Total deposits                    1,378,883     1,393,020

  Federal funds purchased and securities sold
       under agreements to repurchase            49,809        35,073
  Short-term borrowings                          33,750         2,185
  Accrued interest payable                        5,787         5,747
  Other liabilities                               2,875         2,689
  Long-term borrowings                          150,022       100,031
                                            --------------------------
            Total liabilities                $1,621,126    $1,538,745
                                            --------------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, no par value
       2,000,000 shares authorized,
       None outstanding                             ---           ---
  Common stock, par value $5 per share,
       25,000,000 shares authorized,
       shares issued: 12,985,272 at June 30, 1999
       and December 31, 1998                     64,926        64,926
  Surplus                                        43,993        43,993
  Retained earnings                              57,936        53,057
  Accumulated other comprehensive (loss) income  (6,769)        1,607
                                            ---------------------------
            Total shareholders' equity          160,086       163,583
                                            ---------------------------
            Total liabilities and
                 shareholders' equity        $1,781,212    $1,702,328
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
            (In thousands, except shares and per share data)

                                   Three months ended         Six months ended
                                         June 30                  June 30
                                     1999       1998         1999         1998
                                   -------------------------------------------
  INTEREST INCOME
  Loans, including fees           $26,033    $24,128      $50,819      $47,449
  Investment securities:
       Taxable                      3,301      7,023        6,868       13,309
       Tax-exempt                   1,175        707        2,322          968
  Deposits with banks                   2          1            4            5
  Federal funds sold                  100        107          175          146
                                  --------------------------------------------
       TOTAL INTEREST INCOME       30,611     31,966       60,188       61,877
                                  --------------------------------------------
  INTEREST EXPENSE
  Deposits                         10,227     11,941       20,871       23,851
  Federal funds purchased
       and securities sold under
       agreements to repurchase       326        447          626          964
  Short-term borrowings               195        608          217          872
  Long-term borrowings              1,853      1,255        3,143        1,620
                                  --------------------------------------------
       TOTAL INTEREST EXPENSE      12,601     14,251       24,857       27,307
                                  --------------------------------------------
  NET INTEREST INCOME              18,010     17,715       35,331       34,570
  Provision for loan losses         1,675      1,650        3,142        2,895
                                  --------------------------------------------
       Net interest income
            after provision for
            loan losses            16,335     16,065       32,189       31,675
                                  --------------------------------------------
  OTHER INCOME
  Trust income                      1,045        885        2,018        1,741
  Fees for other services           2,387      2,106        4,416        4,007
  Net security gains                   14         43           90           64
  Other income                        757        223          904          399
                                  --------------------------------------------
       TOTAL OTHER INCOME           4,203      3,257        7,428        6,211
                                  --------------------------------------------
  OTHER EXPENSES
  Salaries and wages                4,981      5,246       10,338       10,740
  Pension and other
       employee benefits            1,102      1,057        2,248        2,147
  Net occupancy expense             1,132      1,085        2,302        2,225
  Equipment expense                 1,353      1,295        2,698        2,532
  F.D.I.C. insurance                   64         71          131          142
  Amortization of intangible
       assets                         524        523        1,047        1,047
   Other operating expense          3,475      3,320        6,807        6,862
                                  --------------------------------------------
       TOTAL OTHER EXPENSE         12,631     12,597       25,571       25,695
                                  --------------------------------------------
  INCOME BEFORE INCOME TAXES        7,907      6,725       14,046       12,191
  Provision for income taxes        2,351      2,019        4,103        3,757
                                  --------------------------------------------
       NET INCOME                $  5,556    $ 4,706      $ 9,943      $ 8,434
                                  ============================================
  Earnings per common share-Basic
        and Diluted              $    .43     $  .36      $   .77       $  .65
  Weighted average common shares
       Outstanding-Basic       12,985,272 12,985,272   12,985,272   12,985,272
   Weighted average common shares
       Outstanding-Diluted     12,985,272 12,986,444   12,986,455   12,985,272
  Dividends paid per common
       share                     $    .20     $  .18      $   .39      $   .35


The accompanying notes are an integral part of the consolidated financial statements.

                        BT FINANCIAL CORPORATION AND AFFILIATES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)
                                                           Six months ended
                                                                June 30
                                                             1999       1998
                                                          ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 9,943    $ 8,434
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                            3,142      2,895
       Provision for depreciation and
            amortization                                    2,143      2,175
       Amortization of intangible assets                    1,047      1,047
       Amortization of premium, net of
            accretion of discount on loans and
            securities                                       (143)       458
       Deferred income taxes                                 (421)      (480)
       Realized net securities gains                          (90)       (64)
       Increase in interest receivable                       (116)    (4,424)
       Increase in interest payable                            40        723
       Equity in loss of limited partnerships                 123         31
       Other assets and liabilities, net                   (1,247)    (2,487)
                                                          -------------------
             Net cash provided by operating activities     14,421      8,308
                                                          -------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                            --     16,581
  Repayments and maturities of securities
       available-for-sale                                  29,520     27,648
  Repayments and maturities of securities
       held-to-maturity                                    70,310     44,133
  Purchases of securities available-for-sale              (62,485)  (150,223)
  Purchase of securities held-to-maturity                     ---     (2,060)
  Net (increase) decrease in interest-bearing deposits
      with banks                                              (28)       397
  Net decrease (increase) in federal funds sold            17,000     (5,300)
  Proceeds from sales of loans                              1,253      3,120
  Net increase in loans                                  (158,942)   (83,777)
  Purchases of premises and equipment and other              (399)    (1,692)
  Net increase in investment in limited partnerships          (37)    (1,044)
                                                         --------------------
            Net cash used in investing activities        (103,808)  (152,217)
                                                         --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                     (14,137)    10,968
  Net increase in Federal Funds purchased
       and securities sold under agreements to repurchase  14,736      9,034
  Net increase in short-term borrowings                    31,565     25,479
  Common stock cash dividends paid                         (5,064)    (4,535)
  Proceeds from long-term borrowings                       50,000    100,000
  Payment on long-term borrowings                              (9)    (1,437)
                                                         --------------------
           Net cash provided by financing activities      (77,091)   139,509
                                                         --------------------
  Decrease in cash and cash equivalents                   (12,296)    (4,400)
  Cash and cash equivalents at beginning
       of the year                                         57,522     53,215
                                                         --------------------
  Cash and cash equivalents at end of
       Period                                             $45,226    $48,815
                                                         ====================


  The accompanying notes are an integral part of the consolidated financial statements.

                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                ----------------------------------------------
                                (Unaudited)
                                ------------
                               (In thousands)
                              ----------------
                                         Three months ended   Six months ended
                                               June 30             June 30
                                             1999     1998       1999     1998
                                          ----------------    ----------------
Net income                                $ 5,556  $ 4,706    $ 9,943  $ 8,434

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on
  securities arising during period,
  net of tax of $(3,615), $235,
  $(4,478), and $(92)                      (6,714)     437     (8,317)    (170)
Less:  Reclassification adjustment for
       gains included in net income,
       net of tax of $5, $15, $31, and $22      9       28         59       42
                                          ------------------   ---------------
Other comprehensive income (loss),
  net of tax of $(3,620), $220,
  $(4,509) and $(114)                      (6,723)     409     (8,376)    (212)
                                          ------------------   ---------------
Comprehensive income (loss)              $(1,167)  $ 5,115    $ 1,567  $ 8,222
                                          ==================   ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                    BT FINANCIAL CORPORATION AND AFFILIATES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 (Unaudited)

      1.    In the opinion of the management of
            BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, and Bedford Associates of Delaware, Inc. On October 23, 1998, BT completed a merger with The Peoples National Bank of Rural Valley (Peoples). At the time of the merger, Peoples' assets were approximately $37 million. The merger was accounted for as a pooling-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples for all periods presented prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year.

      2.    Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

      3.    Reserve for loan losses -- The recorded
            investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $856,000 at June 30, 1999, compared to $674,000 at December 31, 1998 and
            $2.0 million at June 30, 1998. The corresponding loan loss valuation allowance was $199,000, $148,000, and $1.4 million for the same periods, respectively.
            The interest revenue recognized on impaired loans during the six months ended June 30, 1999 and 1998 was insignificant.

      4.   Earnings Per Share
           ------------------

           The following table shows the calculation of basic and diluted earnings per share. Share and per share data has been adjusted to reflect the 2-for-1 stock split effected in the form of a stock dividend distributed on May 1, 1998.


                                     Three months ended       Six months ended
                                            June 30                June 30
                                        1999       1998        1999       1998
                                  ---------------------  ---------------------
        Basic Earnings Per Share:
         Net income (in thousands)    $5,556     $4,706      $9,943     $8,434
                                  =====================  =====================
         Weighted average number
          of common shares
          outstanding-Basic       12,985,272 12,985,272  12,985,272 12,985,272

         Basic Earnings Per Share     $  .43     $  .36      $  .77     $  .65
                                  ============================================
        Diluted Earnings Per Share:
         Net Income (in thousands)    $5,556     $4,706      $9,943     $8,434
                                  ============================================
         Weighted average number
          of common shares
          outstanding-Basic       12,985,272 12,985,272  12,985,272 12,985,272

         Effect of dilutive
          stock options                 ---       1,172       1,183        ---
                                  --------------------------------------------
         Weighted average number
          of common shares
          outstanding-Diluted    12,985,272  12,986,444  12,986,455 12,985,272
                                 =============================================
         Diluted Earnings
          Per Share                  $  .43      $  .36       $ .77      $ .65
                                 =============================================


      5.    Recent Accounting Pronouncements
            --------------------------------

             In June 1998, the FASB issued SFAS No. 133,
            "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which postponed the adoption date of SFAS No. 133. As such, the Corporation is not required to adopt SFAS No. 133 until fiscal year 2001. Since BT does not currently use derivative financial instruments, the standard will not have any material impact on BT's financial position or results of operations upon adoption.


     6.    Recent Acquisition
           ------------------

           On July 14, 1999, BT completed a merger with First
           Philson Financial Corporation (Philson) whereby Philson was merged directly into BT. In connection with the merger, each share of Philson Common Stock was converted into 1.667 shares of BT Common Stock, resulting in the issuance of 2,904,580 BT
           Common Stock shares. The value of the transaction was approximately $71 million based on BT's closing market price of $24.50 on July 14, 1999. Philson's assets totaled approximately $221 million on the merger date. Post-merger, BT's assets totaled approximately $2.0 billion. This merger enhances BT's current lead position in market share for Somerset County, Pennsylvania where BT will now represent over one-third of the total bank and thrift deposits. The merger has been accounted for as a pooling-of-interests. Philson's banking subsidiary, First Philson Bank, N.A., was merged into Laurel Bank upon consummation of the merger of the corporations. At the time of the merger, First Philson Bank, N.A., operated 9 branches in Somerset and Fayette counties. Philson also owned Flex Financial Consumer Discount Company (Flex), a finance company subsidiary. Flex has one office in Somerset County and will continue to operate as a non-bank subsidiary of BT.

           The following unaudited pro forma financial data summarizes the combined operating results of BT and Philson as if the merger occurred at the beginning of the periods presented.

                             PRO FORMA RESULTS
                    (in thousands, except per share data

                                        Three months ended    Six months ended
                                              June 30             June 30
                                         1999        1998      1999       1998
                                      -------------------   ------------------
     NET INTEREST INCOME BEFORE THE
      PROVISION FOR LOAN LOSS . . . . $20,328     $20,017   $39,915    $39,086

     NET INCOME. . . . . . . . . .      6,258       5,438    11,319      9,851

     EARNINGS PER SHARE:*
     Basic and Diluted. . . . . .         .39        .34        .71        .62

           *The pro forma earnings per share amounts are based on the sum of the weighted average shares outstanding, as reported by BT, and the weighted average shares outstanding for Philson converted to BT shares at the exchange ratio of 1.667.


     7.    Litigation
           ----------
           A purported class action was instituted in the Court of Common Pleas of Cambria County, Pennsylvania against the former Johnstown Bank & Trust Company (Bank and Trust), now Laurel Bank, and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately thirteen thousand dollars resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to the former Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. The class potentially includes the borrowers on approximately 2,800 accounts, the number of residential mortgages held by the former Bank and Trust during the relevant period. The class discovery phase of the litigation was completed in February 1999. A class certification hearing has not been scheduled yet. If the court certifies the case as a class action, Laurel Bank intends to pursue its affirmative defenses and vigorously defend the lawsuit. The impact of this litigation on BT cannot be fully assessed at this stage of the proceedings.

           On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market area referred to as the "Pittsburgh area."  The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in
           the "Pittsburgh area".   In April 1999, the Court granted
           plaintiff's partial motion for summary judgment, concluding that plaintiff has the exclusive right to use the word "Laurel" in its name within a geographic area around its offices in the Pittsburgh area, but the court did not define the area of exclusive use. While the plaintiff contends that the zone of exclusive use encompasses the metropolitan "Pittsburgh area", Laurel Bank contends that this zone is substantially smaller. The issue of
           the scope of the "Pittsburgh area" remains to be decided.   The
           impact of this litigation on BT cannot be fully assessed at this stage of the proceedings.

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

                                 ITEM 2
                                 ------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ----------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between June 30, 1999 and December 31, 1998, and the material changes in results of operations comparing the three and six month periods ending June 30, 1999 with the respective results for the comparable periods of 1998 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1998.

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

FINANCIAL REVIEW
----------------
Overview
--------
BT's primary financial objectives are to expand the growth and profitability of the Corporation through: (1) strategic mergers and acquisitions, (2) increases in market share growth by way of expanded sales-focused initiatives, (3) implementation of various efficiency strategies including the continuous refinement of BT's branch delivery system and (4) expansion of revenue streams in fee income and trust revenue areas. Maintaining high asset quality while managing internal and merger-related growth remains an essential element in BT's expansion strategies.

BT's recent merger with First Philson Financial Corporation (Philson) in July of 1999 increased total assets to approximately $2.0 billion and solidified BT's current lead market position in Somerset County, Pennsylvania, where BT will now represent over one-third of the total bank and thrift deposits. Philson's assets totaled approximately $221 million on the July 14, 1999 merger date. Philson's banking subsidiary, First Philson Bank, N.A., was merged into Laurel Bank upon consummation of the merger. Philson also owned Flex Financial Consumer Discount Company (Flex), which will continue to operate as a non-bank subsidiary of BT. Targeted synergies and efficiencies resulting from the merger will include the elimination of redundant back-office functions and some branch closures due to overlapping market areas. The impact of the cost-saving measures will begin in 1999 with the full effect expected to be realized in the year 2000. BT plans to generate additional revenues in the future through the expansion of Flex's market and by targeting Laurel Trust Company's services to Philson's customer base.

BT's consolidated net income increased 18.1%, to $5.6 million, or $.43 per diluted share, in the second quarter of 1999 compared to $4.7 million, or $.36 per diluted share, in the same period of 1998. The increased earnings performance was primarily due to higher levels of net interest income and
fee-based revenue.   In order to achieve a more efficient branch delivery
system, BT sold its two Indiana, Pennsylvania branches of Laurel Bank in the current quarter. Accordingly, net income in the second quarter of 1999 was impacted by a gain of $366,000 ($.03 per diluted share) on an after-tax basis related to this sale. Excluding this gain, net income would have increased 10.3% in the second quarter of 1999 over the same period of 1998.

Loans, net of unearned interest, increased to a record $1.37 billion at June 30, 1999 compared to $1.22 billion at year-end 1998 and $1.16 billion at June 30, 1998. The higher level in the current period reflects strong ongoing loan demand and increased market penetration resulting from an increased focus on sales and customer service inherent in the formation of Laurel Bank's five local regions late in 1997. Demand deposits, also benefiting from enhanced sales and service initiatives, rose to a record $211.7 million in the current period versus $210.1 million at year-end 1998 and $191.6 million at June 30, 1998.

Excluding the gain from the aforementioned sale of two branches, BT's non-interest income increased 10.3% in the second quarter of 1999 compared to the corresponding period of 1998 due primarily to increases in trust income and service fees. The market value of trust assets under management increased $111.1 million, or 17.0%, over 1998 to $766.2 million in 1999.

CHANGES IN FINANCIAL POSITION

Total assets at June 30, 1999 were $1.78 billion, representing increases of $78.9 million, or 4.6%, and $43.2 million, or 2.5%, compared to year-end 1998 and June 30, 1998, respectively. The increases were primarily due to higher loan levels which were somewhat offset by decreased investment securities. Average total assets for the six months ended June 30, 1999 were $1.71 billion, representing an increase of $30.5 million or 1.8% over the six months ended June 30, 1998. The increase was substantially due to higher loan levels in the current year.

Total shareholders' equity decreased $3.5 million, or 2.1%, compared to year-end 1998 primarily resulting from a reduction in accumulated other comprehensive income (loss) of $8.4 million due to a change in unrealized market values on securities available-for-sale. Total shareholder's equity increased $2.6 million, or 1.7%, compared to June 30, 1998 principally due to BT's net income.

Period-end total loans outstanding, net of unearned interest, increased $156.1 million, or 12.8%, and $215.1 million, or 18.6%, compared to year-end 1998 and June 30, 1998, respectively. The loan increases were largely due to internal growth in commercial, consumer and residential mortgage loans attributable to increased market demand and various loan sales coupled with aggressive sales efforts focusing on loan production. Laurel Bank formed five local banking regions late in 1997. This regionalized marketing approach has contributed to loan growth by placing managers closer to their customers enabling them to focus on customer needs more effectively. Loan growth was also impacted in the second quarter of 1999 by Laurel Bank's purchase of approximately $21 million in residential mortgage loans from another financial institution. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio.

BT's nonperforming assets increased $2.2 million, or 25.5%, and $373,000, or 3.5%, compared to year-end 1998 and June 30, 1998, respectively. The increases were essentially due to a higher level of loans 90 days or more past due resulting mainly from a past due commercial mortgage loan. This loan is fully collateralized and management is presently anticipating the loan will return to a current status during the last half of 1999.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The coverage ratio, defined as the reserve for loan losses to nonperforming loans, was 1.3x at June 30, 1999 compared to 1.5x at year-end 1998 and 1.2x at June 30, 1998. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.


                                             June 30   December 31  June 30
    (In thousands)                              1999          1998     1998
                                            -------------------------------
    Loans 90 days or more past-due          $  3,999       $   644  $   504
    Restructured loans                           213           264      265
    Nonaccrual loans                           5,463         6,544    8,235
                                            -------------------------------
      Total nonperforming loans                9,675         7,452    9,004
    Other real estate owned                      633           614      685
    Repossessed assets                           573           601      819
                                            -------------------------------
      Total nonperforming assets            $ 10,881       $ 8,667 $ 10,508
                                            ===============================

    Nonperforming loans as a % of
      loans, net of unearned interest            .70%          .61%     .78%
    Reserve for loan losses to
      nonperforming loans                        1.3x          1.5x     1.2x
    Reserve for loan losses as a % of
      loans, net of unearned interest            .90%          .90%     .90%



Total investment securities have declined $50.2 million, or 14.5%, and $153.5 million, or 34.1%, compared to year-end 1998 and June 30, 1998, respectively. Most of the decline has been due to decreases in government agency securities offset partially by increases in municipal securities. BT's recent funding strategies have generally involved utilizing the proceeds from maturing and called securities to support recent loan growth. Loans generally provide higher yields than securities and sound loan expansion remains one of BT's key growth strategies. Two government agency securities totalling $50 million were purchased during the second quarter of 1999 in a balance sheet leveraging strategy designed to enhance net interest income by utilizing favorably priced wholesale funding.

Period-end total deposits decreased $14.1 million, or 1.0% and $7.4 million, or 0.5%, compared to year-end 1998 and June 30, 1998, respectively. Deposit totals at June 30, 1999 reflect a reduction of approximately $6.8 million due to deposits sold in connection with the sale of Laurel Bank's two Indiana, PA branches in the current quarter. Excluding the impact of the sold deposits, period-end total deposits decreased $7.3 million and $553,000 compared to year-end 1998 and June 30, 1998, respectively. The declines are due to a lower level of interest-bearing deposits in the current period. Non-interest-bearing demand deposits, excluding the impact of sold deposits, increased $2.8 million, or 1.3%, and $21.3 million, or 11.1%, compared to year-end 1998 and June 30, 1998, respectively. The increase in non-interest-bearing deposits is attributed to attracting new accounts through BT's sales focus and cross-selling into its existing customer base. BT's primary deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other low cost deposits. Additionally, BT has recently targeted growth in longer-term certificates of deposit by offering more aggressive rates for selected extended maturities. Jumbo certificates of deposit, particularly public funds, have also been marketed at competitive rates which recently have been lower than comparable wholesale funding costs.

BT's short-term borrowings increased $46.3 million, or 124.3%, and $10.9 million, or 14.9%, compared to year-end 1998 and June 30, 1998, respectively. These borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Federal Home Loan Bank (FHLB) short-term borrowings totalled $30.2 million at June 30, 1999. The increase in short-term borrowings resulted primarily from funding requirements associated with BT's recent loan growth. At June 30, 1999, long-term borrowings with the FHLB amounted to $150.0 million. During the current quarter, BT borrowed $50 million in long-term borrowings from the FHLB to match-fund selected government agency securities purchases as part of a balance sheet leveraging strategy. The remaining $100 million in long-term borrowings were incurred during 1998 to support loan growth and securities purchases. The borrowings are secured primarily by Laurel Bank's residential mortgage loans. The borrowings, scheduled to mature in the year 2008 or 2009, have interest rates ranging from 4.99% to 5.29% at June 30, 1999.

RESULTS OF OPERATIONS

A 2-for-1 stock split effected in the form of a stock dividend was declared on March 25, 1998 to shareholders of record at April 8, 1998. The stock dividend was distributed on May 1, 1998. All per share data in the following discussions reflects the stock dividend.

Second Quarter 1999 vs. Second Quarter 1998

For the second quarter of 1999, BT produced record net income of $5.6 million, or $.43 per diluted share, compared to $4.7 million, or $.36 per diluted share earned in the same period of 1998. Second quarter 1999 earnings were impacted by the sale of two Indiana, PA branches of Laurel Bank which produced an after-tax gain of $366,000 ($.03 per diluted share). Excluding the gain, net income would have increased $484,000 or 10.3% in the current quarter compared to the quarter ended June 30, 1998.

The annualized return on average assets for the second quarters of 1999 and 1998 was 1.28% and 1.09%, respectively. The annualized return on average shareholders' equity was 13.58% in 1999 and 12.15% in 1998. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity was 16.95% and 15.76% for the second quarters of 1999 and 1998, respectively. The above ratios include the impact of the gain from the sale of the two Indiana, PA branches in the second quarter of 1999.

Fully taxable equivalent net interest income increased $664,000, or 3.6%, to $19.0 million in the second quarter of 1999 compared to 1998. The increase was primarily due to an improved net interest margin and a $15.3 million, or 0.9%, rise in average earning assets in 1999. The earning asset increase was mainly due to a higher level of loans in 1999 offset partially by a decline in investment securities. Average loans, net of unearned interest, increased $175.5 million, or 15.3%, to $1.32 billion in the second quarter of 1999 compared to 1998. Average securities declined $160.9 million, or 34.5% to $305.9 million in the current period. The net interest margin improved 13 basis points in 1999 to 4.67% due primarily to increased loan volume and lower rates paid on interest-bearing liabilities. BT's net interest margin in 1999 and 1998 has been impacted by balance sheet leveraging through the utilization of wholesale funding from the FHLB used to support higher earning asset levels. The leveraging position enables BT to enhance net interest income while sacrificing some net interest spread differential. While the current period net interest margin has been higher than peer levels, BT is anticipating some net interest margin compression during the remainder of 1999 due to the expected repricing characteristics of its asset/liability mix.

The provision for loan losses increased $25,000 in the second quarter of 1999 compared to the same period of 1998 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Net charge-offs were $892,000 in the second quarter of 1999 compared to $1.3 million in the same period of 1998. The decline was mainly due to a lower level of commercial real estate credit losses.

Total other income increased $946,000, or 29.0%, in the second quarter of 1999 compared to 1998. Most of the increase was due to the aforementioned sale of two branches which resulted in a gross other income gain of $609,000 in the current quarter. Excluding the gain, total other income increased $337,000, or 10.3%, in the current quarter compared to the second quarter of 1998. Trust income increased $160,000, or 18.1%, commensurate with a greater volume of assets under management. Service fees grew $281,000 or 13.3%, primarily resulting from higher levels of deposit account fees, increased ATM/debit card revenue, and a rise in loan insurance commissions. Securities transactions income declined $29,000 while other income, reflecting the gain from the sale of the two branches, rose $534,000 in the second quarter of 1999 compared to 1998. Excluding the gain, other income declined $75,000 in the current quarter due primarily to a lower level of gains on sold loans in 1999.

Total other expenses rose slightly by $34,000, or 0.3%, in the second quarter of 1999 compared to 1998. The increase mainly resulted from one-time expense charges of $46,000 resulting from costs associated with the sale of the two Indiana, PA branches. BT's efficiency ratio, exclusive of nonrecurring items, improved to 56% in the second quarter of 1999 compared to 58% in the same period of 1998. The efficiency ratio measures the ability to generate revenue in relation to expenditures. The lower ratio in 1999 indicates improvement in BT's strategic goal of improving efficiency by utilizing its resources more effectively to produce revenue. Salaries and benefits decreased 3.5% indicative of a decline in full-time equivalent employees to 766 in 1999 from 781 in 1998. The decrease reflects increased utilization of BT's part-time work force due to a branch
staffing model developed in 1998.   Occupancy expense rose 4.3% due to
various increases in building costs. Equipment expense increased 4.5% reflecting higher levels of ongoing technology-based expenditures. Other operating expense increased 4.7% primarily due to higher expense levels associated with increased activity at Laurel Community Development Corporation and the one-time charges resulting from the branch sales.

BT's effective tax rate was 29.7% for the second quarter of 1999 compared to 30.0% for the same period of 1998. The lower rate in 1999 reflects a higher level of tax-exempt securities interest income.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

Consolidated net income increased 17.9%, to $9.9 million, or $.77 per diluted share in the first six months of 1999 compared to $8.4 million, or $.65 per diluted share earned in the same period of 1998. In the first quarter of 1998, earnings were impacted by special charges associated with the retirement of several senior officers of BT and certain costs incurred in connection with two legal settlements along with other legal fees related to various lawsuits. The total charges approximated $445,000 on an after-tax basis and reduced earnings per diluted share by approximately $.03 in 1998. Earnings in the second quarter of 1999 reflect an after-tax gain of $366,000 ($.03 per diluted share) realized in connection with the sale of two branches. Excluding the branch sale gain in the current quarter and the special charges incurred in the first quarter of 1998, net income increased $698,000, or 7.9%, and diluted earnings per share increased $.06, or 8.8%, in the first half of 1999 compared to the same period of 1998.
The core earnings improvement in 1999 was driven principally by a higher level of net interest income and an increase in fee income.

For the first six months of 1999, the annualized return on average assets was 1.17% compared to 1.01% in 1998. The annualized return on average shareholders' equity for the first six months of 1999 and 1998 was 12.22% and 10.97%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.44% for the first half of 1999 compared to 14.44% in 1998. The above ratios include the impact of the special charges incurred in the first quarter of 1998 and the gain from the sale of the two Indiana, PA branches in the second quarter of 1999.

Fully taxable equivalent net interest income increased $1.7 million, or 4.8%, to $37.3 million in the first six months of 1999 compared to $35.6 million in 1998. The increase was primarily due to a $40.8 million, or 2.6%, rise in average earning assets in 1999 and an improved net interest margin. The year-over-year increase in average loans was $162.8 million, or 14.5%, while average securities declined $124.2 million, or 28.5%. The net interest margin improved 10 basis points in 1999 to 4.68% due to increased loan volumes and lower rates paid on interest-bearing liabilities.

The provision for loan losses increased $247,000 in the first six months of 1999, compared to the same period of 1998 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $1.8 million in 1999 compared to $2.4 million in 1998. The lower level in the current year reflects a decrease in commercial loan and commercial real estate charge-offs.

Total other income increased $1.2 million, or 19.6%, in the first half of 1999 compared to 1998. Approximately $609,000 of the increase was due to the gain from the sale of the two branches. Trust income gained $277,000, or 15.9%, commensurate with a greater volume of assets under management. Service fees grew $409,000 or 10.2%, primarily resulting from increased ATM/debit card service revenue, a rise in loan insurance commissions, and a higher level of deposit account fees. Securities transactions income rose $26,000 while other income, excluding the gain from the sale of the two branches, declined $104,000 in the first half of 1999 compared to 1998.
The decline in other income in the current year reflects decreases in gains from the sale of loans and other real estate.

Total other expenses declined $124,000, or 0.5%, in the first half of 1999 compared to the same period of 1998. The decline was mainly due to the aforementioned special charges incurred in the first quarter of 1998. Salaries and benefits declined 2.3% reflecting the impact of first quarter 1998 special charges of approximately $322,000 paid in 1998 associated with the retirement of several senior officers of BT. Average assets per employee have risen 3.7% compared to 1998 to over $2.2 million in 1999. Occupancy expense was up 3.5% due to various increases in building costs. Equipment expense increased 6.6% reflecting higher levels of ongoing technology-based expenditures. Other operating expense decreased 0.8% largely due to $363,000 in special charges mentioned earlier in this discussion related to litigation and legal settlement costs paid in 1998. Excluding the special charges, other expenses increased 4.7% in 1999 due mainly to increased advertising expenses and approximately $46,000 in one-time expense charges paid in the current quarter resulting from costs associated with the sale of the two branches. Excluding nonrecurring items, BT's efficiency ratio improved to 58% in the first six months of 1999 compared to 60% in 1998.

BT's effective tax rate was 29.2% for the first half of 1999 compared to 30.8% for the same period in 1998. The lower rate in 1999 reflects a higher level of tax-exempt securities interest income.

CAPITAL ADEQUACY

At June 30, 1999, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of June 30, 1999 and December 31, 1998 are presented in the following table. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.

                                                       Regulatory
                                    6-30-99   12-31-98  Requirement
                                    -------   --------  -----------
     Tier I Risk Based Ratio         10.95%     11.25%      4.00%
     Total Capital Risk Based Ratio  11.87%     12.13%      8.00%
     Tier I Leverage Ratio            8.52%      8.41%      4.00%


COMMITMENTS AND CONTINGENCIES:

YEAR 2000 READINESS DISCLOSURE

In 1996, BT created a special task force to analyze any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT utilizes and is dependent upon data processing systems and software in its normal course of business. BT has completed or is in the process of: (1) ongoing analysis of its information systems and vendor supplied application systems to address any Year 2000 issues, (2) correcting or replacing all non-compliant critical applications, (3) testing or certifying its mission critical systems, (4) evaluating the potential effects of Year 2000 issues on both the customers and vendors of Laurel Bank and the Trust Company, and
(5) developing Year 2000 contingency and business resumption plans.

The ongoing process of analyzing BT's information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. BT is also assessing its noncomputer (non-IT) systems for Year 2000 compliance. These non-IT systems such as ATM machines and security systems typically utilize embedded technology, such as microcontrollers, which could contain a date element. BT met its goal of completing renovations of all mission critical systems and applications by the end of 1998. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on its information systems vendor's compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and are tested for such compliance. Currently, 98% of the mission critical systems that BT and its affiliates utilize have been certified by the respective vendor or service provider as being Year 2000 compliant, and additionally, 2% that are not yet certified have a renovation plan in place to become compliant.
Successful internal unit testing or other internal certification has been performed on 98% of these systems. The internal testing relative to these mission critical systems is 100% complete and the testing proved to successfully process data on the various computer applications. BT's mainframe system, as well as BT's core business application software packages, have been certified by the respective vendors and tested internally for Year 2000 compliance.

Contingency planning efforts, specific to critical systems and applications, are substantially completed in the event that primary systems, although certified, are deemed inadequate for processing after the beginning of the Year 2000. In the event of any mission critical system failure, the contingency plans provide for detailed interim procedures to be followed until resumption of all affected processes is completed. BT has developed a liquidity plan which addresses any funding needs related to Year 2000 issues including the adequacy of cash reserves in branch offices and ATM's. BT has contacted and assessed its utility service suppliers and does not anticipate any interruption in services due to Year 2000 issues.

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

BT estimates that the total cumulative cost of this process will approximate $756,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. Currently, approximately $652,000 of the estimated total cumulative cost has been expended. The total cost of this process is based on management's best estimates and is believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

BT's process of evaluating potential effects of Year 2000 issues on customers of Laurel Bank is 100% complete, and at this time BT has not identified any potentially adverse effects of Year 2000 problems on Laurel Bank's loan customers. Reassessments on medium and high risk loan customers have been or are currently being performed. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms to Laurel Bank. Information will continue to be accumulated from customers of Laurel Bank to enable BT to assess the degree to which customers' operations are susceptible to potential problems.

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

The face amounts of financial instruments with off-balance-sheet risk at June 30, 1999 were as follows:

                    (In thousands)
                    Loan commitments                   $206,738
                    Standby letters of credit            10,459

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

                              ITEM 3
                              ------
   Quantitative and Qualitative Disclosures about Market Risk
   ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three or six months ended June 30, 1999. For additional information, refer to pages 45 and 46 in the Annual Report of BT on Form 10-K as filed on March 31, 1999 for the fiscal year ended December 31, 1998 which is incorporated by reference.

                             PART II
                             -------
                        OTHER INFORMATION
                        -----------------

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

                              ITEM 2
                              ------
               Changes in Securities and Use of Proceeds
               -----------------------------------------

Not applicable.
                              ITEM 3
                              ------
                    Defaults Under Senior Securities
                    --------------------------------
Not applicable.

                              ITEM 4
                              ------
             Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

     The Annual Meeting of BT was held on Tuesday, May 11, 1999, at the Holiday Inn-Downtown Johnstown, 250 Market Street, Johnstown, Pennsylvania. The following directors were elected:

Name                          Votes For      Votes Withheld      Term Expires
----                          ---------      --------------      ------------

Louis G. Galliker             9,186,857         1,021,363             2003
Gerald W. Swatsworth          9,189,573         1,018,647             2003
Rowland H. Tibbott, Jr.       9,194,921         1,013,299             2003
Thomas A. Young               9,175,812         1,032,408             2003


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


                             ITEM 6
                             ------
                Exhibits and Reports on Form 8-K
                --------------------------------

(a) Exhibits
    --------

Exhibit No.         Description                    Prior Filing or Sequential
----------          -----------                          Page Number
                                                         -----------

2.1     Agreement and Plan of Reorganization      Incorporated by reference to
        by and between BT and Philson dated       Amendment No. 1 of
        February 23, 1999                         Registration Statement on
                                                  Form S-4 (No. 333-76295)
                                                  filed on June 2, 1999.

3.1     Articles of Incorporation of BT           Incorporated by reference to
        as amended to August 16, 1991             Registration Statement on
                                                  Form S-4 (No.33-69112)
                                                  filed on October 15, 1993.

3.2     Amendment to Articles of Incorporation    Incorporated by referenceto
        of BT dated June 4, 1997                  Registration statement on
                                                  Form S-4 (No.333-61683)
                                                  filed on September 3, 1998.

3.3     By-laws of BT as amended to               Incorporated byreference to
        September 23, 1992                        Registration Statement on
                                                  Form S-4 (No.33-69112)
                                                  filed on October 15, 1993.

27.1    Financial Data Schedule                   Filed herewith.


(b)  Reports on Form 8-K
     -------------------

       The Registrant did not file any Current Reports on Form
       8-K during the second quarter of 1999.

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


  Date  August 13, 1999                   /s/ John H. Anderson
        ------------------                ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer

  Date  August 13, 1999                   /s/ Mark L. Sollenberger
        ------------------                -------------------------------
                                          Mark L. Sollenberger,
                                          Executive Vice President
                                          and Chief Financial Officer

