Form 10-Q
period 1999-09-30
BT FINANCIAL CORP
filed 1999-11-15
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  SEPTEMBER 30, 1999

                                   or

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

                    15,888,852 shares common stock
                          ($5.00 par value)
                       as of November 2, 1999



              BT FINANCIAL CORPORATION AND AFFILIATES
                           FORM 10-Q
                       September 30, 1999

 Part I.  Financial Information                                 Page No.
 ------------------------------                                 --------

     Item 1.
     -------
           Consolidated Balance Sheet - September 30, 1999
            and December 31, 1998                                      3

           Consolidated Statement of Income
            Three and Nine Months Ended September 30, 1999 and 1998    4

           Consolidated Statement of Cash Flows
            Nine Months Ended September 30, 1999 and 1998              5

           Consolidated Statement of Comprehensive Income
            Three and Nine Months Ended September 30, 1999 and 1998    6

           Notes to Consolidated Financial Statements                  7

     Item 2.
     -------
           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13

     Item 3.
     -------
          Quantitative and Qualitative Disclosures about Market Risk  23

 Part II.  Other Information
 ---------------------------

     Item 1.
     -------
          Legal Proceedings                                           23

     Item 2.
     -------
          Changes in Securities and Use of Proceeds                   23

     Item 3.
     -------
          Defaults Under Senior Securities                            23

     Item 4.
     -------
          Submission of Matters to a Vote of Security Holders         23

     Item 5.
     -------
          Other Information                                           23

     Item 6.
     -------
            Exhibits and Reports on Form 8-K                          24

 Signatures                                                           25

                                2




                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                       CONSOLIDATED BALANCE SHEET
                       --------------------------
(In thousands, except shares and per share data)

                                          SEPTEMBER 30     December 31
                                                  1999            1998
                                            (UNAUDITED)
                                            --------------------------
ASSETS
Cash and cash equivalents                     $ 53,540        $ 67,823
Interest-bearing deposits with banks                89              57
Federal funds sold                              52,000          19,700

Securities available-for-sale                  370,086         316,954
Securities held-to-maturity (market values
  of $1,993 at September 30, 1999 and
  $119,697 at December 31, 1998)                 1,999         118,861
                                            --------------------------
            Total securities                   372,085         435,815
                                            --------------------------

Loans                                        1,575,762       1,355,818
       Less:  Unearned interest                 17,311          30,077
              Reserve for loan losses           15,828          13,702
                                            --------------------------
             Net loans                       1,542,623       1,312,039
                                            --------------------------

Premises and equipment                          29,971          32,177
Accrued interest receivable                     13,527          13,174
Other assets                                    42,380          35,123
                                            --------------------------
            Total assets                   $ 2,106,215     $ 1,915,908
                                            ==========================

LIABILITIES
Deposits:
    Non-interest-bearing                   $   238,663      $  234,790
    Interest-bearing                         1,357,914       1,343,360
                                            --------------------------
            Total deposits                   1,596,577       1,578,150

Federal funds purchased and securities sold
 under agreements to repurchase                 31,965          36,880
Short-term borrowings                          128,161           2,319
Accrued interest payable                         8,557           6,300
Other liabilities                                6,578           3,083
Long-term borrowings                           150,015         100,031
                                            --------------------------
            Total liabilities              $ 1,921,853     $ 1,726,763
                                            --------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
 2,000,000 shares authorized,
 None outstanding                                  ---             ---
Common stock, par value $5 per share,
 25,000,000 shares authorized,
 shares issued: 15,888,852 at September 30, 1999
 and 15,889,852 at December 31, 1998            79,444          79,449
Surplus                                         45,450          45,470
Retained earnings                               67,661          62,220
Treasury stock                                      --             (24)
Accumulated other comprehensive (loss) income   (8,193)          2,030
                                             -------------------------
            Total shareholders' equity         184,362         189,145
                                             -------------------------
            Total liabilities and
                 shareholders' equity      $ 2,106,215     $ 1,915,908
                                             =========================

The accompanying notes are an integral part of the consolidated financial statements.

                                3


                BT FINANCIAL CORPORATION AND AFFILIATES
                ---------------------------------------
                    CONSOLIDATED STATEMENT OF INCOME
                    --------------------------------
                              (Unaudited)
                              -----------
(In thousands, except shares and per share data)
                                      Three months ended     Nine months ended
                                          September 30           September 30
                                         1999       1998         1999     1998
                                     -----------------------------------------
  INTEREST INCOME
  Loans, including fees              $ 30,059   $ 27,202   $ 85,514   $ 79,456
  Investment securities:
    Taxable                             4,346      6,851     13,415     22,138
    Tax-exempt                          1,326        941      4,020      2,221
  Deposits with banks                       2          6          6         27
  Federal funds sold                      230        272        592        700
                                     -----------------------------------------
       TOTAL INTEREST INCOME           35,963     35,272    103,547    104,542
                                     -----------------------------------------
  INTEREST EXPENSE
  Deposits                             12,233     13,369     35,870     40,041
  Federal funds purchased
   and securities sold under
   agreements to repurchase               394        600      1,054      1,603
  Short-term borrowings                   896         63      1,125        952
  Long-term borrowings                  1,974      1,538      5,117      3,158
                                     -----------------------------------------
       TOTAL INTEREST EXPENSE          15,497     15,570     43,166     45,754
                                     -----------------------------------------
  NET INTEREST INCOME                  20,466     19,702     60,381     58,788
  Provision for loan losses             1,894      1,628      5,064      4,543
                                     -----------------------------------------
       Net interest income
        after provision for
        loan losses                    18,572     18,074     55,317     54,245
                                     -----------------------------------------
  OTHER INCOME
  Trust income                            982        937      3,000      2,678
  Fees for other services               2,791      2,618      7,695      7,077
  Net security gains                       --        302         90        366
  Other income                            398        248      1,397        653
                                     -----------------------------------------
       TOTAL OTHER INCOME               4,171      4,105     12,182     10,774
                                     -----------------------------------------
  OTHER EXPENSES
  Salaries and wages                    6,183      5,811     17,841     17,985
  Pension and other
   employee benefits                    1,257      1,128      3,930      3,518
  Net occupancy expense                 1,193      1,150      3,679      3,545
  Equipment expense                     1,522      1,448      4,541      4,278
  F.D.I.C. insurance                       67         68        209        221
  Amortization of intangible
   assets                                 524        524      1,571      1,571
  Reorganization expense                4,115         --      4,204         --
  Other operating expense               3,892      3,890     11,627     11,601
                                     -----------------------------------------
       TOTAL OTHER EXPENSES            18,753     14,019     47,602     42,719
                                     -----------------------------------------
  INCOME BEFORE INCOME TAXES            3,990      8,160     19,897     22,300
  Provision for income taxes            1,156      2,448      5,744      6,737
                                     -----------------------------------------
       NET INCOME                    $  2,834    $ 5,712   $ 14,153   $ 15,563
                                     =========================================

  Earnings per common share-Basic
        and Diluted                  $    .18    $   .36   $    .89   $    .98
  Weighted average common shares
       outstanding-Basic           15,888,852 15,889,254 15,888,852 15,889,651
   Weighted average common shares
       outstanding-Diluted         15,888,852 15,889,254 15,889,204 15,889,651
  Dividends paid per common
       share                         $    .20    $   .16   $    .55   $    .47


The accompanying notes are an integral part of the consolidated financial statements.
                                4


                           BT FINANCIAL CORPORATION AND AFFILIATES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                                        (Unaudited)
                                        -----------
                                       (In thousands)
                                       --------------
                                                            Nine months ended
                                                               September 30
                                                              1999       1998
                                                          --------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 14,153   $ 15,563
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Provision for loan losses                             5,064      4,543
       Provision for depreciation and
        amortization                                         3,478      3,609
       Amortization of intangible assets                     1,571      1,571
       Amortization of premium, net of
        accretion of discount on loans and
        securities                                            (218)       639
       Deferred income taxes                                  (631)      (798)
       Realized net securities gains                           (90)      (366)
       Increase in interest receivable                        (353)    (4,516)
       Increase in interest payable                          2,257      1,743
       Equity in loss of limited partnerships                  185         73
       Other assets and liabilities, net                       706     (1,756)
                                                          --------------------
             Net cash provided by operating
                 activities                                 26,122     20,305
                                                          ---------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                         14,856     44,963
  Repayments and maturities of securities
   available-for-sale                                       35,864     54,818
  Repayments and maturities of securities
   held-to-maturity                                         79,193     95,562
  Purchase of securities available-for-sale                (75,243)  (192,905)
  Purchase of securities held-to-maturity                   (6,726)   (13,325)
  Net (increase) decrease in interest-bearing deposits
   with banks                                                  (32)       903
  Net increase in federal funds sold                       (32,300)    (5,600)
  Proceeds from sales of loans                              14,452      6,414
  Net increase in loans                                   (249,786)  (132,208)
  Purchases of premises and equipment and other             (1,272)    (2,954)
  Net increase in investment in limited partnerships           (37)    (1,044)
                                                          --------------------
            Net cash used in investing
                 activities                               (221,031)  (145,376)
                                                          --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                  18,427     17,019
  Net (decrease) increase in Federal Funds purchased
   and securities sold under agreements to repurchase       (4,915)    14,337
  Net increase in short-term borrowings                    125,842        548
  Common stock cash dividends paid                          (8,712)    (7,492)
  Proceeds from long-term borrowings                        50,000    100,000
  Payment on long-term borrowings                              (16)    (2,156)
                                                          --------------------
                 Net cash provided by financing activities 180,626    122,256
                                                          --------------------
  Decrease in cash and cash equivalents                    (14,283)    (2,815)
  Cash and cash equivalents at beginning
   of the year                                              67,823     59,597
                                                          --------------------
  Cash and cash equivalents at end of period              $ 53,540   $ 56,782
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
                               ----------------

                                       Three months ended    Nine months ended
                                            September 30         September 30
                                            1999     1998       1999      1998
                                         ----------------   ------------------
Net income                              $ 2,834   $ 5,712   $ 14,153  $ 15,563

Other comprehensive income
 (loss), net of tax:
Unrealized holding gains (losses) on
 securities arising during period, net
 of tax of $(609), $1,652, $(5,505),
 and $1,543                              (1,131)    3,263    (10,164)    3,103
Less: Reclassification adjustment for
 gains included in net income,
 net of tax of $0, $106, $31,
 and $128                                   --        196         59       238
                                        -----------------    -----------------
Other comprehensive income (loss),
 net of tax of $(609), $1,546,
 $(5,536) and $1,415                     (1,131)    3,067    (10,223)    2,865
                                        -----------------    -----------------
Comprehensive income                    $ 1,703   $ 8,779   $  3,930  $ 18,428
                                        =================    =================

The accompanying notes are an integral part of the consolidated financial statements.

                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
                                     (Unaudited)


       1.   In the opinion of the management of BT
            Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, Bedford Associates of Delaware, Inc., and Flex Financial Consumer Discount Company (Flex). BT completed mergers with The Peoples National Bank of Rural Valley (Peoples) and First Philson Financial Corporation (Philson) on October 23, 1998, and July 14, 1999, respectively. Philson owned First Philson Bank, N.A. and Flex, a finance company subsidiary. At the time of the mergers, Peoples' assets were approximately $37 million and Philson's assets were approximately $221 million. The mergers were accounted for as poolings-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples and Philson for all periods presented prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year.

       2.   Tax provisions for interim financial
            statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

       3.   Reserve for loan losses -- The recorded
            investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $3.3 million at September 30, 1999, compared to $674,000 at December 31, 1998 and $1.0 million at September 30, 1998. The corresponding loan loss valuation allowance was $475,000, $148,000, and $609,000 for the same periods, respectively. The interest revenue recognized on impaired loans during the nine months ended September 30, 1999 and 1998 was insignificant.

      4.   Earnings Per Share
           ------------------
           The following table shows the calculation of basic and diluted earnings per share. Share and per share data has been adjusted to reflect the 2-for-1 stock split effected in the form of a stock dividend distributed on May 1, 1998.

                                     Three months ended      Nine months ended
                                          September 30           September 30
                                       1999        1998         1999      1998
                                      ------------------   -------------------
    Basic Earnings Per Share:
         Net income (in thousands)  $ 2,834     $ 5,712    $ 14,153   $ 15,563
                                     ======      ======      ======     ======
         Weighted average number
          of common shares
          outstanding-Basic      15,888,852  15,889,254  15,888,852 15,889,651

         Basic Earnings Per
           Share                     $  .18      $  .36      $  .89     $  .98
                                     ======      ======      ======     ======
    Diluted Earnings Per Share:
         Net Income (in thousands)  $ 2,834     $ 5,712    $ 14,153   $ 15,563
                                     ======      ======      ======     ======
         Weighted average number
          of common shares
          outstanding-Basic      15,888,852  15,889,254  15,888,852 15,889,651

         Effect of dilutive
          stock options                ---          ---         352        ---
                                     -----       ------      ------     ------
         Weighted average number
          of common shares
          outstanding-Diluted    15,888,852  15,889,254  15,889,204 15,889,651
                                 ==========  ==========  ========== ==========
         Diluted Earnings
          Per Share                  $  .18      $  .36      $  .89     $  .98
                                     ======      ======      ======     ======



      5.   Recent Accounting Pronouncements
           --------------------------------

            In June 1998, the FASB issued SFAS No. 133,
            "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which postponed the adoption date of SFAS No. 133. As such, the Corporation is not required to adopt SFAS No. 133 until fiscal year 2001. Since BT does not currently use derivative financial instruments, the adoption of the standard would not have any material impact on BT's financial position or results of operations.

      6.   Recent Acquisition
           ------------------

           On July 14, 1999, BT completed a merger with First
           Philson Financial Corporation (Philson) whereby Philson was merged directly into BT. In connection with the merger, each share of Philson Common Stock was converted into 1.667 shares of BT Common Stock, resulting in the issuance of 2,904,580 BT Common Stock shares. The value of the transaction was approximately $71 million based on BT's closing market price of $24.50 on July 14, 1999. Philson's assets totaled approximately $221 million on the merger date. Post-merger, BT's assets totaled approximately $2.0 billion. This merger enhances BT's current lead position in market share for Somerset County, Pennsylvania where BT will now represent over one-third of the total bank and thrift deposits. The merger has been accounted for as a pooling-of-interests. Accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods prior to the merger. Philson's banking subsidiary, First Philson Bank, N.A., was merged into Laurel Bank upon consummation of the merger of the corporations. At the time of the merger, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties. In connection with the merger, two of these branches closed during the fourth quarter of 1999 along with one branch of Laurel as a result of duplicate service areas. Philson also owned Flex Financial Consumer Discount Company (Flex), a finance company subsidiary. Flex has two branch offices and will continue to operate as a non-bank subsidiary of BT.

          Separate results of the combining entities are presented for the interim periods shown below. All significant intercompany transactions have been eliminated.

           (In thousands,           THREE MONTHS ENDED SEPTEMBER 30
           except share data)                   1998
                                          BT     Philson   Combined
                                          --     -------   --------
                Net Interest Income  $ 17,409    $ 2,293   $ 19,702
                Net Income              5,022        690      5,712
                Earnings per share:*
                 Basic and Diluted        .39        .40        .36


                                NINE MONTHS ENDED SEPTEMBER 30
                                 1999                         1998
                         BT    Philson   Combined       BT   Philson  Combined
                         --    -------   --------       --   -------  --------
Net Interest Income  $ 55,797  $ 4,584   $ 60,381   $ 51,979 $ 6,809  $ 58,788
Net Income             12,777    1,376     14,153     13,456   2,107    15,563
Earnings per share:*
 Basic and Diluted        --       --         .89       1.04    1.21       .98

          *The combined earnings per share amounts are based on the sum of the weighted average shares outstanding, as reported by BT, and the weighted average shares outstanding for Philson converted to BT shares at the exchange ratio of 1.667.

           In connection with the Philson merger, $4.2 million of merger costs and expenses ($3.0 million after-tax or $.19 per diluted share) were incurred and have been charged to expense in the nine month period ended September 30, 1999. The merger costs and expenses consisted primarily of severance pay to furloughed employees and various legal, accounting, and investment banking fees associated with the transaction.

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

     9.    Stock Based Compensation Plan
           -----------------------------

            On January 4, 1999, under the 1998 Equity
            Incentive Plan (Plan), BT granted non-qualified stock options to certain employees and directors to purchase 105,000 shares of BT Common Stock. The exercise price of the options was $26.375 per share which equaled the market price of BT's Common Stock on the date of grant. The stock options became exercisable on January 5, 1999 and have a maximum term of 10 years. Additionally, on July 28, 1999, under the Plan, BT granted non-qualified stock options to certain employees to purchase 35,000 shares of BT Common Stock. The exercise price of the options was $24.125 per share which equaled the market price of BT's Common Stock on the date of grant. The stock options became exercisable on July 29, 1999 and have a maximum term of 10 years.

                                   ITEM 2
                                   ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ----------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between September 30, 1999 and December 31, 1998, and the material changes in results of operations comparing the three and nine month periods ending September 30, 1999 with the respective results for the comparable periods of 1998 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1998.

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

BT completed mergers with The Peoples National Bank of Rural Valley (Peoples) and First Philson Financial Corporation (Philson) on October 23, 1998, and July 14, 1999, respectively. Philson owned First Philson Bank, N.A. and Flex Financial Consumer Discount Company, a finance company subsidiary. At the time of the mergers, Peoples' assets were approximately $37 million and Philson's assets were approximately $221 million. The mergers were accounted for as poolings-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Peoples and Philson for all periods presented prior to the merger.

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

BT's recent merger with First Philson Financial Corporation in July of 1999 increased total assets to approximately $2.0 billion and solidified BT's current lead market position in Somerset County, Pennsylvania, where BT will now represent over one-third of total bank and thrift deposits. Philson's assets totaled approximately $221 million on the July 14, 1999 merger date. Philson's banking subsidiary, First Philson Bank, N.A., operated nine branches in Somerset and Fayette Counties and was merged into Laurel Bank upon consummation of the merger. Philson also owned Flex Financial Consumer Discount Company (Flex), which will continue to operate as a non-bank subsidiary of BT. Targeted synergies and efficiencies resulting from the merger will include the elimination of redundant back-office functions and some branch closures due to overlapping market areas. The impact of the cost-saving measures will begin in 1999 with the full effect expected to be realized in the year 2000. During the fourth quarter of 1999, two branches of the former Philson Bank, N.A. along with one branch of Laurel were closed and consolidated into nearby locations as a result of duplicate service areas created by the merger. The costs associated with the branch closings did not have a material impact on BT's financial position or results of operations. BT plans to generate additional revenues in the future through the expansion of Flex's market and by targeting Laurel Trust Company's services to Philson's customer base.

BT's net income for the three months and nine months ended September 30, 1999 was impacted by nonrecurring costs related to the Philson merger. These charges approximated $4.2 million on a pre-tax basis ($3.0 million after-tax or $.19 per diluted share) for the nine-months ended September 30, 1999. BT's net income for 1999 also reflects a one-time net after-tax gain of $366,000 ($.02 per diluted share) realized in connection with the second quarter 1999 sale of Laurel Bank's two Indiana, Pennsylvania branch offices. The offices were sold as part of BT's ongoing strategy to achieve a more efficient branch delivery system. Excluding the gain from the branch sales, the Philson merger costs, and other nonrecurring items experienced in 1999 and 1998, BT's net income for the nine months ended September 30, 1999 increased 5.9% to $16.7 million, or $1.05 per diluted share compared to $15.8 million, or $.99 per diluted share earned in the same period of 1998. For the quarter ended September 30, 1999, excluding nonrecurring items, net income increased 3.6% to $5.7 million, or $.36 per diluted share compared to $5.5 million, or $.35 per diluted share earned in the third quarter of 1998 before nonrecurring items. Key factors responsible for the increased core earnings performance over both comparison periods include gains in net interest income resulting from strong loan growth and higher levels of fee-based revenue. Including nonrecurring income and expense items, BT's net income for the nine months ended September 30, 1999 was $14.2 million, or $.89 per diluted share compared to $15.6 million, or $.98 per diluted share earned in the same period of 1998. Net income, including nonrecurring income and expenses, was $2.8 million, or $.18 per diluted share for the third quarter of 1999 compared to $5.7 million, or $.36 per diluted share earned in the third quarter of 1998. The following discussions throughout this report detail the primary factors responsible for BT's financial results and also explain the nonrecurring income and expense items applicable to each comparison period.

Loans, net of unearned interest, increased to a record $1.56 billion at September 30, 1999 compared to $1.33 billion at year-end 1998 and $1.31 billion at September 30, 1998. The higher level in the current period reflects strong ongoing loan demand due to competitive rates and increased market penetration resulting from an increased focus on sales and customer service inherent in the formation of Laurel Bank's five local regions late in 1997. Total deposits, also benefiting from enhanced sales and service initiatives, rose to an all-time high of $1.60 billion in the current period versus $1.58 billion at year-end 1998 and $1.57 billion at September 30, 1998.

Excluding security gains and the gain from the aforementioned sale of two branches, BT's non-interest income increased 10.3% in the first nine months of 1999 compared to the corresponding period of 1998 due primarily to increases in trust income and service fees. The market value of trust assets under management was $750.7 million at September 30, 1999. The expansion of fee revenue remains one of BT's main areas of strategic focus.

CHANGES IN FINANCIAL POSITION

Total assets at September 30, 1999 were $2.11 billion, representing increases of $190.3 million, or 9.9%, and $171.3 million, or 8.9%, compared to year-end 1998 and September 30, 1998, respectively. The increases were primarily due to higher loan levels which were somewhat offset by decreased investment securities. Average total assets for the nine months ended September 30, 1999 were $1.97 billion, representing an increase of $66.6 million or 3.5% over the nine months ended September 30, 1998. The increase was substantially due to higher loan levels in the current year.

Total shareholders' equity decreased $4.8 million, or 2.5%, and $3.8 million, or 2.0%, compared to year-end 1998 and September 30, 1998, respectively, primarily resulting from a reduction in accumulated other comprehensive income (loss) due to declines in unrealized market values on securities available-for-sale. The upward interest rate movement experienced in 1999 was the main factor in the net-of-tax fair value securities valuation declines of $10.2 million and $12.0 million compared to year-end 1998 and September 30, 1998, respectively.

Period-end total loans outstanding, net of unearned interest, increased $232.7 million, or 17.6%, and $250.2 million, or 19.1%, compared to year-end 1998 and September 30, 1998, respectively. The loan increases were largely due to internal growth in commercial, consumer and residential mortgage loans attributable to increased market demand and various loan sales coupled with aggressive sales efforts focusing on loan production. Specifically, a home equity loan promotional campaign in place during most of 1999 featuring competitive interest rates generated substantial mortgage-backed consumer loan growth. Laurel Bank formed five local banking regions late in 1997. This regionalized marketing approach has contributed to loan growth by placing managers closer to their customers enabling them to focus on customer needs more effectively. Loan growth was also impacted in the second quarter of 1999 by Laurel Bank's purchase of approximately $21 million in residential mortgage loans from another financial institution. While recent loan growth has been substantial, BT adheres to strict underwriting and credit guidelines in its loan review processes to preserve a quality loan portfolio. BT achieved its internal loan growth targets in 1999. Consequently, during the last quarter of 1999, BT has taken a less aggressive stance relative to loan pricing. Management is therefore anticipating a slower rate of loan growth in the near future. This strategy will allow BT to continue the pursuit of quality loans at increased profitability levels.

BT's nonperforming assets increased $2.8 million, or 31.9%, and $1.7 million, or 17.0%, compared to year-end 1998 and September 30, 1998, respectively. The increases in the current period were essentially due to a higher level of nonaccrual commercial mortgage loans offset partially by declines in nonaccrual commercial and consumer loans. The increased nonaccrual commercial mortgages were primarily due to various loans associated with one borrower. Nonperforming assets represented .56%, .46% and .52% of total assets at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The coverage ratio, defined as the reserve for loan losses to nonperforming loans, was 1.5x at September 30, 1999 and 1998 compared to 1.8x at year-end 1998. Management considers the level of nonperforming assets in the evaluation of the adequacy of BT's loan loss reserve. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                       SEPTEMBER 30   December 31 September 30
    (In thousands)                             1999          1998         1998
                                       ---------------------------------------
    Loans 90 days or more past-due         $    509       $   694      $ 1,002
    Restructured loans                          213           264          265
    Nonaccrual loans                          9,765         6,721        7,582
                                      ----------------------------------------
      Total nonperforming loans              10,487         7,679        8,849
    Other real estate owned                     471           615          576
    Repossessed assets                          778           601          605
                                      ----------------------------------------
      Total nonperforming assets           $ 11,736       $ 8,895      $10,030
                                      ========================================

    Nonperforming loans as a % of
      loans, net of unearned interest           .67%          .58%         .68%
    Reserve for loan losses to
      nonperforming loans                       1.5x          1.8x         1.5x
    Reserve for loan losses as a % of
      loans, net of unearned interest          1.02%         1.03%        1.03%


Total investment securities have declined $63.7 million, or 14.6%, and $107.7 million, or 22.4%, compared to year-end 1998 and September 30, 1998, respectively. Most of the decline has been due to decreases in government agency securities offset partially by increases in municipal securities and other debt securities. Additionally, the generally upward bias in interest rates experienced throughout 1999 has resulted in gross fair value securities valuations declines of $15.7 million and $18.3 million compared to year-end 1998 and September 30, 1998, respectively. BT's recent funding strategies have generally involved utilizing the proceeds from maturing and called securities to support recent loan growth. Loans generally provide higher yields than securities and sound loan expansion remains one of BT's key growth strategies. Two government agency securities totalling $50 million were purchased during the second quarter of 1999 in a balance sheet leveraging strategy designed to enhance net interest income by utilizing favorably priced wholesale funding.

Period-end total deposits increased $18.4 million, or 1.2% and $30.0 million, or 1.9%, compared to year-end 1998 and September 30, 1998, respectively. Current deposit totals reflect a reduction of approximately $6.8 million due to deposits sold in connection with the sale of Laurel Bank's two Indiana, PA branches in the second quarter of 1999. Excluding the impact of the sold deposits, period-end total deposits increased $25.2 million, or 1.6% and $36.8 million, or 2.4% compared to year-end 1998 and September 30, 1998, respectively. Non-interest-bearing demand deposits, excluding the impact of sold deposits, increased $5.1 million, or 2.2%, and $18.0 million, or 8.1%, compared to year-end 1998 and September 30, 1998, respectively. Interest-bearing deposits, excluding the impact of sold deposits, increased $20.1 million, or 1.5% and $18.8 million, or 1.4% compared to year-end 1998 and September 30, 1998, respectively. The increase in deposits is attributed to attracting new accounts through BT's sales focus and cross-selling into its existing customer base. BT's primary deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other low cost deposits. Additionally, BT has recently targeted growth in longer-term certificates of deposit by offering more aggressive rates for selected extended maturities. This strategy allows BT to provide funding for asset growth at rates lower than current wholesale credit sources. Jumbo certificates of deposit, particularly public funds, have also been marketed at competitive rates which recently have been lower than comparable wholesale funding costs.

BT's short-term borrowings increased $120.9 million and $103.7 million compared to year-end 1998 and September 30, 1998, respectively. These borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Federal Home
Loan Bank (FHLB) short-term borrowings totalled $125.2 million at September 30, 1999. The increase in short-term borrowings resulted primarily from funding requirements associated with BT's recent loan growth and is reflective of management's strategy of increased utilization of alternative nondeposit funding sources as a means to supplement internal deposit growth. At September 30, 1999, long-term borrowings with the FHLB amounted to $150.0 million. During the second quarter of 1999, BT borrowed $50 million in long-term borrowings from the FHLB to match-fund selected government agency securities purchases as part of a balance sheet leveraging strategy. The remaining $100 million in long-term borrowings were incurred during 1998 to support loan growth and securities purchases. The borrowings are secured primarily by Laurel Bank's residential mortgage loans. The long-term borrowings, scheduled to mature in the year 2008 or 2009, have interest rates ranging from 4.99% to 5.29% at September 30, 1999.

RESULTS OF OPERATIONS

A 2-for-1 stock split effected in the form of a stock dividend was declared on March 25, 1998 to shareholders of record at April 8, 1998. The stock dividend was distributed on May 1, 1998. All per share data in the following discussions reflects the stock dividend.

Third Quarter 1999 vs. Third Quarter 1998

BT's third quarter 1999 earnings were impacted by nonrecurring pre-tax costs of $4.1 million ($2.9 million after-tax or $.18 per diluted share) related to the Philson merger. BT also recognized nonrecurring after-tax gains from the sale of securities of $196,000 during the third quarter of 1998. Excluding both of these nonrecurring items, BT's net income for the third quarter of 1999 increased $199,000, or 3.6%, to $5.7 million compared to $5.5 million earned in the same period of 1998. Diluted earnings per share, excluding nonrecurring items, increased $.01, or 2.9%, to $.36 in the current quarter compared to $.35 earned during the third quarter of 1998. The increased earnings performance in the current period was driven primarily by a higher level of net interest income attributed to strong loan growth and solid increases in fee-based revenue. BT's net income, including nonrecurring items, was $2.8 million or $.18 per diluted share in the current quarter versus $5.7 million or $.36 per diluted share earned during the third quarter of 1998.

The annualized return on average assets for the third quarters of 1999 and 1998, excluding nonrecurring items, was 1.11% and 1.13%, respectively. The annualized return on average shareholders' equity, excluding nonrecurring items, was 12.30% in 1999 and 11.89% in 1998. The return on average tangible shareholders' equity, which excludes nonrecurring items and intangible amortization expense from net income and intangibles from average shareholders' equity was 15.03% and 14.78% for the third quarters of 1999 and 1998, respectively.

Fully taxable equivalent net interest income increased $1.1 million, or 5.2%, to $21.6 million in the third quarter of 1999 compared to 1998. The increase was primarily due to a rise in average earning assets of $129.3 million, or 7.1% to $1.94 billion in the current quarter. This increase outpaced the rise in average interest bearing liabilities of $89.7 million, or 5.9% to $1.61 billion in the current quarter. The loan volume growth achieved in 1999 was the main factor contributing to the higher level of net interest income over last year's third quarter. Average loans, net of unearned interest, increased $241.4 million, or 18.7%, to $1.53 billion in the third quarter of 1999 compared to 1998 while average securities fell $110.1 million, or 22.1% to $388.6 million in the current period. The net interest margin eased 8 basis points in 1999 to 4.41% due primarily to lower yields earned on loans and securities. BT's net interest margin in 1999 and 1998 has been impacted by balance sheet leveraging through the utilization of wholesale funding from the FHLB used to support higher earning asset levels. The leveraging position enables BT to enhance net interest income while sacrificing some net interest spread differential. While the current period net interest margin has been higher than peer levels, BT is anticipating some net interest margin compression during the remainder of 1999 due to the expected repricing characteristics of its asset/liability mix.

The provision for loan losses increased $266,000, or 16.3%, in the third quarter of 1999 compared to the same period of 1998 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Growth in the loan portfolio was a primary factor for the increased provision in the current quarter. Net charge-offs were $1.4 million in the third quarters of 1999 and 1998. Net charge-offs represented .36% of average loans, net of unearned interest, on an annualized basis for the third quarter of 1999 compared to .42% for the same quarter last year.

Total other income, excluding securities gain, increased $368,000, or 9.7%, in the third quarter of 1999 compared to 1998. The growth in total other income was mainly driven by increases in fee-based revenue. Trust income increased $45,000, or 4.8%, due to higher fees earned associated with custodian and escrow administration and employee benefit plans. Service fees grew $173,000 or 6.6%, primarily resulting from higher levels of deposit account fees, increased ATM/debit card revenue, and a rise in loan insurance commissions. The other income component of total other income increased by $150,000, or 60.5%, in the current quarter due mainly to a rise in gains earned from increased sales of student loans. Security gains were $0 and $302,000 in the third quarters of 1999 and 1998, respectively. Total other income, including security gains, increased $66,000, or 1.6% in the current quarter compared to the third quarter of 1998.

Total other expenses in the current quarter include $4.1 million in nonrecurring merger-related costs incurred in connection with the Philson merger. Excluding these one-time costs, total other expenses rose $619,000, or 4.4%, in the third quarter of 1999 compared to 1998.
Personnel expenses, comprising salaries and benefits, were up $501,000 or 7.2% in the current period due primarily to merit increases and a higher level of incentive payments. Nominal increases of 3.7% and 5.1% were experienced in net occupancy and equipment expense, respectively. As a result of duplicate service areas created by the Philson merger, BT closed three branch offices in the fourth quarter of 1999. The costs associated with the branch closings did not have a material impact on BT's financial position or results of operations. Cost savings from the closed branches should be fully realized in fiscal year 2000. BT's efficiency ratio, exclusive of nonrecurring items, improved to 57% in the third quarter of 1999 compared to 58% in the same period of 1998. The efficiency ratio measures the ability to generate revenue in relation to expenditures. The lower ratio in 1999 indicates improvement in BT's strategic goal of improving efficiency by utilizing its resources more effectively to produce revenue.

BT's effective tax rate was 29.0% for the third quarter of 1999 compared to 30.0% for the same period of 1998. The lower rate in 1999 reflects a higher level of tax-exempt interest income related to securities and loans.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

BT's consolidated net income has been impacted in the first nine months of 1999 by nonrecurring pre-tax costs of $4.2 million ($3.0 million after-tax or $.19 per diluted share) related to the Philson merger and a one-time pre-tax net gain of $563,000 ($366,000 after-tax or $.02 per diluted share) realized in connection with the sale of Laurel Bank's two Indiana, PA branch offices. During the first nine months of 1998, BT's earnings reflected special charges associated with the retirement of several senior officers of BT and certain costs incurred in connection with two legal settlements along with other legal fees related to various lawsuits. The total charges approximated $445,000 on an after-tax basis and reduced earnings per diluted share by $.03 in 1998. Additionally, BT's nonrecurring after-tax gains from the sale of securities were $59,000 in the first nine months of 1999 compared to $238,000 during the same period of 1998. Excluding these nonrecurring income and expense items, BT's net income for the nine months ended September 30, 1999 increased 5.9% to $16.7 million, or $1.05 per diluted share compared to $15.8 million, or $.99 per diluted share earned in the same period of 1998. The key factors in the core year-over-year earnings improvement were higher levels of net interest income fueled by strong loan growth and increases in fee-based revenue. Including the nonrecurring income and expense items mentioned earlier, BT earned $14.2 million or $.89 per diluted share in the nine months ended September 30, 1999 compared to $15.6 million or $.98 per diluted share earned in the same period of 1998.

For the first nine months of 1999, excluding nonrecurring items, the annualized return on average assets was 1.13% compared to 1.11% in 1998. The annualized return on average shareholders' equity for the first nine months of 1999 and 1998, excluding nonrecurring items, was 11.88% and 11.67%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense and nonrecurring items from net income and intangibles from average shareholders' equity, was 14.57% for the first nine months of 1999 compared to 14.64% in 1998.

Fully taxable equivalent net interest income increased $2.9 million, or 4.7%, to $63.6 million in the first nine months of 1999 compared to $60.8 million in 1998. The increase was primarily due to a $78.6 million, or 4.4%, rise in average earning assets in 1999 and an improved net interest margin. The average earning asset increase outpaced a $37.3 million, or 2.5% rise in average interest-bearing liabilities. The year-over-year increase in average loans was $191.4 million, or 15.3%, while average securities declined $111.7 million, or 22.0%. The net interest margin improved 2 basis points in 1999 to 4.59% due to increased loan volumes and lower rates paid on interest-bearing liabilities.

The provision for loan losses increased $521,000 in the first nine months of 1999, compared to the same period of 1998 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Growth in the loan portfolio was a primary factor for the increased provision. Net charge-offs were approximately $2.9 million in 1999 compared to $3.6 million in 1998. The lower level in the current year is mainly resulting from a lower level of commercial loan charge-offs and an increased level of residential mortgage loan recoveries. Net charge-offs, as a percentage of average loans, net of unearned discount, were .27% on an annualized basis for the nine months ended September 30, 1999 compared to .39% for the same period in the prior year.

Total other income in the first nine months of 1999 was impacted by a nonrecurring gain of $609,000 realized from the sale of Laurel Bank's two Indiana, PA branch offices in the second quarter of 1999. These branches were sold as part of management's ongoing efforts to review branches to determine their fit with BT's strategy of providing more efficient delivery channels. Nonrecurring security gains totaled $90 in 1999 and $366 in 1998 through September of each year. Excluding these nonrecurring income items in both years, total other income increased $1.1 million, or 10.3% to $11.5 million in the nine months ended September 30, 1999. Trust income gained $322,000 or 12.0% due mainly to higher fees earned in connection with trust, custodian and escrow administration and revenue gains from employee benefit accounts. Service fees grew $618,000 or 8.7% primarily resulting from increased ATM/debit card service revenue, a rise in loan insurance commissions, and a higher level of deposit account fees. The other income component of total other income, excluding the branch sale gain, grew by $135,000 mainly from increases in gains on student loans sold in the third quarter of 1999. Total other income, including nonrecurring items, increased $1.4 million, or 13.1% in the nine months ending September 30, 1999 compared to the same period of 1998.

Total other expenses for the nine months ended September 30, 1999 include $4.2 million in nonrecurring costs associated with the Philson merger. Additionally, one-time expenses of $46 were incurred in connection with the sale of Laurel Bank's two Indiana, PA branch offices. Nonrecurring expenses of $685,000 were realized in the period ending September 30, 1998 due to the aforementioned special charges related to the retirement of certain BT senior officers and various legal settlements and other litigation costs. Excluding the nonrecurring items listed above for the nine months ended September 30, 1999 and 1998, total other expenses increased $1.3 million, or 3.1%, to $43.4 million in 1999. Salaries and benefits, excluding nonrecurring charges of $322,000 paid in 1998 associated with the retirement of certain BT senior officers, rose $590,000, or 2.8%, reflecting the impact of merit increases and a higher level of incentive payments. Occupancy expense was up 3.8% due to various increases in building costs and equipment expense increased 6.1% reflecting higher levels of ongoing technology-based expenditures. Other operating expenses, excluding nonrecurring items, rose 3.1% due mainly to increased advertising costs and a higher level of expenses associated with increased activity at Laurel Community Development Corporation. BT's efficiency ratio, excluding nonrecurring items, improved to 58% in 1999 compared to 59% in 1998. Total other expenses increased $4.9 million or 11.4% in 1999 compared to 1998 principally due to the nonrecurring Philson merger costs.

BT's effective tax rate was 28.9% for the first nine months of 1999 compared to 30.2% for the same period in 1998. The lower rate in 1999 reflects a higher level of tax-exempt interest income related to securities and loans.

CAPITAL ADEQUACY

At September 30, 1999, BT continued to maintain capital levels well above the minimum regulatory levels. BT's capital ratios as of September 30, 1999 and December 31, 1998 are presented in the following table. The required regulatory ratios, representing the level needed to meet
"Adequately Capitalized" status are also presented.


                                                       Regulatory
                                   9-30-99   12-31-98  Requirement
                                   -------   --------  -----------
     Tier I Risk Based Ratio         11.20%     11.96%     4.00%
     Total Capital Risk Based Ratio  12.23      12.94      8.00
     Tier I Leverage Ratio            8.47       8.78      4.00

COMMITMENTS AND CONTINGENCIES:

YEAR 2000 READINESS DISCLOSURE

In 1996, BT created a special task force to analyze any Year 2000 issues pertaining to BT's business and operations. Year 2000 issues refer to uncertainties regarding the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. BT utilizes and is dependent upon data processing systems and software in its normal course of business. BT has substantially completed or is in the process of: (1) ongoing analysis of its information systems and vendor supplied application systems to address any Year 2000 issues, (2) correcting or replacing all non-compliant critical applications, (3) testing or certifying its mission critical systems, (4) evaluating the potential effects of Year 2000 issues on both the customers and vendors of Laurel Bank and the Trust Company, and (5) developing Year 2000 contingency and business resumption plans.

The ongoing process of analyzing BT's information systems involves internal testing of computer hardware and software and the modification and/or replacement of such systems if necessary. BT is also assessing its noncomputer (non-IT) systems for Year 2000 compliance. These non-IT systems such as ATM machines and security systems typically utilize embedded technology, such as microcontrollers, which could contain a date element. BT met its goal of completing renovations of all mission critical systems and applications by the end of 1998. While BT is taking all appropriate steps to assure Year 2000 compliance, it is dependent on its information systems vendor's compliance to a large extent. BT is requiring systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and are tested for such compliance. Currently, 100% of the mission critical systems that BT and its affiliates utilize have been certified by the respective vendor or service provider as being Year 2000 compliant. Successful internal unit testing or other internal certification has been performed on 100% of these systems. The internal testing relative to these mission critical systems proved to successfully process data on the various computer applications. BT's mainframe system, as well as BT's core business application software packages, have been certified by the respective vendors and tested internally for Year 2000 compliance.

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

BT estimates that the total cumulative cost of this process will approximate $756,000, which includes costs associated with modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to this process are being expensed as incurred. Currently, approximately $717,000 of the estimated total cumulative cost has been expended. The total cost of this process is based on management's best estimates and is believed to be reasonably accurate. The expenditure is not expected to be material to the Corporation's business, operations or financial condition and should have no material impact on the Corporation's results of operations, liquidity or capital resources.

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

The face amounts of financial instruments with off-balance-sheet risk at September 30, 1999 were as follows:

                   (In thousands)
                    Loan commitments                   $187,390
                    Standby letters of credit            10,690

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

                              ITEM 3
                              ------
   Quantitative and Qualitative Disclosures about Market Risk
   ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three or nine months ended September 30, 1999. For additional information, refer to pages 45 and 46 in the Annual Report of BT on Form 10-K as filed on March 31, 1999 for the fiscal year ended December 31, 1998 which is incorporated by reference.

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

                              ITEM 2
                              ------
               Changes in Securities and Use of Proceeds
               -----------------------------------------
Not applicable.

                              ITEM 3
                              ------
                  Defaults Under Senior Securities
                  --------------------------------
Not applicable.

                              ITEM 4
                              ------
             Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
Not applicable.

                              ITEM 5
                              ------
                        Other Information
                        -----------------
Not applicable.

                              ITEM 6
                              ------
                 Exhibits and Reports on Form 8-K
                 --------------------------------
(a) Exhibits
    --------

Exhibit No.     Description                       Prior Filing or Sequential
-----------     -----------                              Page Number
                                                         -----------

2.1     Agreement and Plan of Reorganization      Incorporated by reference to
        by and between BT and Philson dated       Registration Statement on
        February 23, 1999                         Form S-4 (No. 333-76295)
                                                  filed on June 2, 1999.

3.1     Articles of Incorporation of BT           Incorporated by reference to
        as amended to August 16, 1991             Registration Statement on
                                                  Form S-4 (No. 33-69112)
                                                  filed on October 15, 1993.

3.2     Amendment to Articles of Incorporation    Incorporated by reference to
        of BT dated June 4, 1997                  Registration statement on
                                                  Form S-4 (No.333-61683)
                                                  filed on September 3, 1998.

3.3     By-laws of BT as amended to               Incorporated by reference to
        September 23, 1992                        Registration Statement on
                                                  Form S-4 (No.33-69112)
                                                  filed on October 15, 1993.

27.1    Financial Data Schedule                   Filed herewith.

27.2    Restated Financial Data Schedule          Filed herewith.


(b)  Reports on Form 8-K
     -------------------

       A Form 8-K dated as of July 14, 1999 was filed under Items 2 and 7 to report the finalization of the merger with First Philson Financial Corporation and BT's press release regarding the completion of the merger.

       A Form 8-K dated as of August 31, 1999 was filed under
       Item 5 to report BT's consolidated financial results for the one month and eight month periods ended August 31, 1999.

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


  Date  November 12, 1999                /s/ John H. Anderson
        ------------------               ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer

  Date  November 12, 1999               /s/ Mark L. Sollenberger
        ------------------               -------------------------------
                                          Mark L. Sollenberger,
                                          Executive Vice
                                          President and Chief
                                          Financial Officer

