Form 10-K
period 1999-12-31
BT FINANCIAL CORP
filed 2000-03-29
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999
                                      -----------------
                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                         ------------  -----------

                   Commission file number 0-12377
                                          -------

                       BT FINANCIAL CORPORATION
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

              Pennsylvania                  25-1441348
        ------------------------   --------------------------------
        (State of incorporation)   (IRS Employer Identification No.)

         551 Main Street, Johnstown, Pennsylvania       15901
         ----------------------------------------     ----------
         (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:  814-532-3801
                                                       ------------
  Securities registered pursuant to Section 12(b) of the Act: NONE
                                                              ----
  Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $5.00 per share      Preferred Share Purchase Rights
---------------------------------------      -------------------------------
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

The Registrant estimates that as of March 1, 2000, the aggregate market value of the voting and non-voting common shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $263,960,700 computed on the basis of $17.00 per share, the closing price on the NASDAQ Stock Market on March 1, 2000. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the Registrant to be beneficially owned by its directors or executive officers (1,156,194 shares in total) from the number of shares outstanding (16,683,294).

As of March 1, 2000, the Registrant had outstanding 16,683,294 shares of its Common Stock.

Documents incorporated by reference:                   Incorporated into:
------------------------------------                   ------------------
1999 Annual Report to Shareholders                       Part I and II
     (the "1999 Annual Report")
Definitive Proxy Statement for the 2000 Annual Meeting of
     Shareholders (the "2000 Proxy Statement")              Part III







                    BT FINANCIAL CORPORATION
                           FORM 10-K
              Fiscal year ended December 31, 1999
              -----------------------------------
                             INDEX
PART I                                                      Page
------                                                      ----
Item 1.   Business                                           3

          Executive Officers of the Registrant               7

Item 2.   Properties                                         9

Item 3.   Legal Proceedings                                  9

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   9

PART II
-------
Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                   10

Item 6.   Selected Financial Data                           10

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10

Item 7A.  Quantitative and Qualitative Disclosures
          about Market Risk                                 10

Item 8.   Financial Statements and Supplementary Data       10

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            10

Part III
--------
Item 10.  Directors and Executive Officers of the
          Registrant                                        11

Item 11.  Executive Compensation                            11

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             11

Item 13.  Certain Relationships and Related
          Transactions                                      11

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                               12

SIGNATURES                                                  13

EXHIBIT INDEX                                               16

                             Part I


Item 1     Business
------     --------

Description of Business
-----------------------

     BT Financial Corporation ("BT" or the "Registrant") is a bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     BT is a reporting company under Section 12(g) of the Securities and Exchange Act of 1934. BT files periodic and annual reports with the Securities and Exchange Commission ("SEC") on Form 10-K, 10-Q and 8-K. The public may read the materials filed by BT with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains BT's reports, BT's proxy and information statements and other information regarding BT at http://www.sec.gov. BT maintains its own website at http://www.btfinancial.com.

     BT's single wholly-owned banking subsidiary, Laurel Bank ("Laurel"), is headquartered in Johnstown, Pennsylvania. BT has six wholly-owned non-bank subsidiaries, Bedford Associates, Inc., which holds and leases property, Laurel Trust Company, a trust company which provides trust and investment services, Laurel Community Development Corporation, a corporation which conducts community development activities, Flex Financial Consumer Discount Company which provides consumer finance loans, Bedford Associates of Delaware, Inc., an investment holding company, and Laurel Investment Advisors, Inc., a registered investment advisor. At December 31, 1999 the Registrant had total assets of $2.06 billion.

          On July 14, 1999, BT completed a merger with First Philson Financial Corporation ("Philson") whereby Philson was merged directly into BT. In conjunction with the merger, each share of Philson Common Stock was converted into 1.667 shares of BT Common Stock, resulting in the issuance of 2,904,580 shares of BT Common Stock. The value of the transaction was approximately $71 million based on the closing market price of $24.50 per BT Common Stock share on July 14, 1999. Philson's assets totaled approximately $221 million on the merger date. Post-merger, BT's assets totaled approximately $2.0 billion. This merger enhanced BT's lead position in market share for Somerset County, Pennsylvania where BT now represents over one-third of the total bank and thrift deposits. The merger has been accounted for as a pooling-of-interests. Accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods prior to the merger. Philson's banking subsidiary, First Philson Bank, N.A., was merged into Laurel upon consummation of the merger of the corporations. At the time of the merger, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties. Two of these branches closed during the fourth quarter of 1999 along with one branch of Laurel as a result of duplicate service areas. Philson also owned Flex Financial Consumer Discount Company ("Flex"), a finance company subsidiary. Flex has two branch offices and continues to operate as a non-bank subsidiary of BT.

     BT's business consists primarily of the operations of Laurel, its subsidiary bank. Laurel conducts business through a network of 73 full-service offices located throughout southwestern Pennsylvania. Laurel operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through BT. In addition, Laurel operates 58 automated teller machines located on both bank premises and off-premise sites.

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

     Laurel's predecessor, Johnstown Bank and Trust Company ("Bank and Trust"), was formed in 1934 through the consolidation of five banks. During 1997, BT adopted a single bank charter for its three affiliate banks (Bank and Trust, Laurel Bank and Fayette Bank). The single bank was named Laurel Bank. Laurel is a Pennsylvania bank and trust company and member of the Federal Reserve System with offices in Allegheny, Armstrong, Bedford, Blair, Butler, Cambria, Fayette, Greene, Indiana, Somerset, Washington, and Westmoreland Counties. At December 31, 1999, its assets totaled $2.05 billion, or approximately 99% of BT's consolidated assets.

     Bedford Associates, Inc. is a Pennsylvania corporation which was formed in 1983. It holds and leases properties primarily used by BT's subsidiaries. Most of its properties are leased to Laurel Bank for use as community banking offices.

     Laurel Trust Company, formerly known as BT Management Trust Company, is located in Johnstown, Pennsylvania and offers a wide range of corporate and personal trust services as well as pension and fiduciary services. It is a Pennsylvania-chartered trust company formed in 1990. Laurel Trust Company resulted from the consolidation of the trust business of Bank and Trust, the former Laurel Bank and Fayette. At year-end 1999, the market value of trust assets under management at Laurel Trust Company totaled $775 million compared to $792 million at year-end 1998.

     Laurel Community Development Corporation, formerly known as Moxham Community Development Corporation, was organized in 1992 to conduct community development activities. It is a for-profit Pennsylvania corporation conducting activities consisting of equity investments as a limited partner in various housing developments for low income individuals.

     Flex Financial Consumer Discount Company was formed in 1997.
It is a Pennsylvania corporation conducting business as a consumer discount company providing consumer finance loans to individuals.

     Bedford Associates of Delaware, Inc., a Delaware
Corporation, was formed in 1998 for the purpose of holding and managing certain investments of the Registrant.

     Laurel Investment Advisors, Inc., was formed in 1999. It is a Pennsylvania corporation and operates as a registered investment advisor providing investment advisory services.

Forward-looking Statements
--------------------------
          Except for historical information contained herein, the matters discussed in this report or incorporated by reference in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference in this report, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which BT operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which BT has no control); other factors affecting BT's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-K and in BT's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Competition
-----------

     The business of commercial and retail banking and bank-related services is highly competitive. The Registrant and its subsidiaries are subject to competition in all aspects of their businesses from banks as well as other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions, money market mutual funds, brokerage firms, investment companies, credit companies and insurance companies. They also compete with nonfinancial institutions, including retail stores that maintain their own credit programs, and with governmental agencies that make loans available to certain borrowers. Some of the Registrant's competitors are larger and have greater financial resources and facilities than the Registrant. The management of BT and its subsidiaries regularly reviews its product mix, services, fee structure, and locations in the evaluation of its competitive position. Additionally, acquisition prospects are considered periodically to maintain and strengthen BT's competitive position.

Employees
---------

     As of December 31, 1999, the Registrant and its subsidiaries had a total of 840 full time equivalent banking and administrative employees. Management considers its relationship with its employees to be satisfactory. The Registrant's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. The telephone number is
(814) 532-3801.

Supervision and Regulation
--------------------------

     BT is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, BT is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as required by the FRB. BT may not, without prior approval of the FRB, acquire 5% or more of the voting shares of another bank. The BHCA and the Federal Reserve Act place restrictions on transactions between BT and its affiliates, including certain restrictions relevant to intercompany loans, dividends, and investments. BT, under the BHCA and subject to approval of the FRB, may acquire (1) banks and bank holding companies throughout the United States, subject to certain conditions, and (2) branches of established banks outside of Pennsylvania, subject to certain restrictions, including state opt-out provisions. Satisfactory Community Reinvestment Act and capital ratios ratings are generally required to obtain FRB approval of acquisitions.

     The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") overhauls the financial services industry regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

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

Recent and Pending Acquisitions
-------------------------------

     Merger and acquisition activities of the Registrant are detailed in "Note 2-Acquisitions" of the "Notes to the Consolidated Financial Statements" included on pages 24 and 25 of the 1999 Annual Report, which is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------

     Set forth below are the names of and certain information with respect to the executive officers of the Registrant. Pursuant to the Registrant's By-laws, officers serve at the discretion of the Board. There are no family relationships between any such persons.


     Name               Age      Positions and Offices Held
     ----               ---      --------------------------

John H. Anderson         49      Chairman, Chief Executive
                                 Officer and Director of the
                                 Registrant and Laurel.

Steven C. Ackmann        48      President and Chief Operating
                                 Officer of the Registrant.

Eric F. Rummel           47      Vice Chairman of the Registrant,
                                 President and Director of
                                 Laurel.

J. William Smith         52      Vice Chairman and Treasurer of the
                                 Registrant.  Treasurer and Assistant
                                 Secretary of Laurel and Laurel Trust
                                 Company.

Kim Craig                44      Vice Chairman of the Registrant.
                                 President and Director of Laurel
                                 Trust Company.

George W. Hay            58      Vice Chairman of the Registrant,
                                 Executive Vice President of Laurel.

Mark L. Sollenberger     46      Executive Vice President of the
                                 Registrant.

Brian H. Lehman          45      Senior Vice President and Chief
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


  Steven C. Ackmann has served as President and Chief Operating
  -----------------
Officer of the Registrant since 1995. He served as a Vice Chairman of the Registrant from 1992 to 1995.


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


  Kim Craig has served as Vice Chairman of the Registrant since 1998 and
  ---------
President of Laurel Trust Company since 1990.


  George W. Hay has served as Vice Chairman of the Registrant and
  -------------
Executive Vice President of Laurel since 1999.  He served as
President and Chief Executive Officer of the former First Philson
Financial Corporation from 1991 to 1999.


  Mark L. Sollenberger has served as Executive Vice President, Corporate
  --------------------
Strategy, since 1999.  He served as Executive Vice President and
Chief Financial Officer of the Registrant from 1998 to 1999. He served as Executive Vice President, Treasurer and Assistant
Secretary of the Registrant from 1995 to 1998 and Executive Vice
President and Treasurer of Laurel from 1997 to 1998. He served as Executive Vice President and Treasurer of the Registrant from 1992 to 1995 and of Bank and Trust from 1992 to 1997.


  Brian H. Lehman has served as Senior Vice President and Chief
  ---------------
Financial Officer of the Registrant since 1999. He served as Vice President and Controller of the Registrant from 1997 to 1999. Prior to that time he was a Special Projects Director for Zamias Services, Inc. from 1996 to 1997 and a Vice President for L. Robert Kimball and Associates, Inc. from 1989 to 1996. He has been a Certified Public Accountant since 1979.

Item 2    Properties
------    ----------

     The executive offices of the Registrant are located at 551 Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Registrant, Laurel Trust Company, and other unrelated business concerns.

     Laurel operates 73 full-service banking offices located throughout southwestern Pennsylvania, 57 of which are owned by Laurel free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 16 offices are operated under leases which, including renewal options, expire at various times between 2000 and 2025. Bedford Associates, Inc. owns 4 of the 16 leased properties, which are leased to Laurel as community banking offices.

Item 3    Legal Proceedings
------    -----------------

     Information required to be furnished pursuant to this Item is set forth in the 1999 Annual Report in Note 16 of the "Notes to Consolidated Financial Statements" on page 34 under the caption "Litigation" which is incorporated herein by reference.


Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     None.

                              Part II

     Information required to be furnished pursuant to Part II of this report is set forth in the 1999 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.

                                                         Page in
                                                          1999
                                                         Annual
          Caption in 1999 Annual Report                  Report
          -----------------------------                -----------

Item 5    Market for the Registrant's Common
          Equity and Related Stockholder Matters
          --------------------------------------

          Market Price and Cash Dividends                      39

          Regulatory Requirements                              31

Item 6    Selected Financial Data
          -----------------------

          Selected Consolidated Financial Data                 38

Item 7    Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations
          -------------------------------------

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        39-52

Item 7A   Quantitative and Qualitative Disclosures
          About Market Risk
          ----------------------------------------

          Liquidity and Market Risk Management              50-51


Item 8    Financial Statements and Supplementary Data
          -------------------------------------------

          Independent Accountants Report                       17

          Consolidated Balance Sheet                           18

          Consolidated Statements of Income                    19

          Consolidated Statements of Cash Flows                20

          Consolidated Statements of Changes
          in Shareholders' Equity                              21

          Consolidated Statement of Comprehensive
          Income                                               21

          Notes to Consolidated Financial Statements        22-37

          Supplemental Financial Data                          37


Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

          None


                            Part III



Item 10   Directors and Executive Officers of the Registrant
          --------------------------------------------------


               Information required to be furnished pursuant to this Item regarding directors of the Registrant is set forth in the 2000 Proxy Statement under the caption "Board of Directors," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding delinquent filers is set forth in the 2000 Proxy Statement under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Registrant is set forth in Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
          ----------------------

               Information required to be furnished pursuant to this Item is set forth in the 2000 Proxy Statement under the captions "Executive Compensation" and "Board of Directors -- Directors' Compensation," and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 2000 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

               Information required to be furnished pursuant to this Item is set forth in the 2000 Proxy Statement under the captions "Board of Directors," "Executive Compensation" and "Stock Ownership" and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
          ----------------------------------------------

               Information required to be furnished pursuant to this Item is set forth in the 2000 Proxy Statement under the caption "Transactions with Directors' Companies" and is incorporated herein by reference.


                            Part IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)       (1)  Financial Statements
               --------------------

               The consolidated financial statements of BT
          Financial Corporation and affiliates together with the report of PricewaterhouseCoopers LLP dated January 25, 2000 are described herein in Part II, Item 8 - Financial Statements and Supplementary Data and appear on pages 17 through 37 of the 1999 Annual Report and are incorporated herein by reference.


          (2)  Financial Statement Schedules
               -----------------------------

               All financial statement schedules are omitted because they are not required, are not applicable or the required information is given in the consolidated financial statements or notes thereto.

          (3)  Exhibits
               --------

          The index to exhibits is on page 16.

(b)       Reports on Form 8-K
          -------------------

               A Form 8-K dated as of December 6, 1999 was filed under Item 5 to report BT's press release dated
          December 6, 1999 regarding the announcement of two promotions.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BT FINANCIAL CORPORATION
                   -------------------------
                          (Registrant)



By:  /s/ John H. Anderson               Date: March 22, 2000
     -----------------------------            ----------------
     Chairman, and Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:


     /s/ John H. Anderson               Date: March 22, 2000
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Principal Financial Officer:


     /s/ Brian H. Lehman           Date:      March 22, 2000
     -----------------------------            ----------------
     Brian H. Lehman
     Senior Vice President
     and Chief Financial Officer

     Principal Accounting Officer:


     /s/ David A. Casado                Date: March 22, 2000
     ----------------------------             ----------------
     David A. Casado
     Vice President and Controller

Directors:



/s/ G. Scott Baton II                   Date: March 22, 2000
------------------------------                ----------------
G. Scott Baton II


                                        Date: March 22, 2000
------------------------------                ----------------
James E. Croner


/s/ Louis G. Galliker                   Date: March 22, 2000
------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 22, 2000
------------------------------                ----------------
William B. Kania


/s/ Edward L. Mears                     Date: March 22, 2000
------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 22, 2000
------------------------------                ----------------
Roger S. Nave


/s/ Ethel J. Otrosina                   Date: March 22, 2000
------------------------------                ----------------
Ethel J. Otrosina


/s/ Harry F. Radcliffe                  Date: March 22, 2000
------------------------------                ----------------
Harry F. Radcliffe


/s/ Robert G. Salathe, Jr.              Date: March 22, 2000
------------------------------                ----------------
Robert G. Salathe, Jr.


                                        Date: March 22, 2000
------------------------------                ----------------
William R. Snoddy


/s/ Gerald W. Swatsworth                Date: March 22, 2000
------------------------------                ----------------
Gerald W. Swatsworth


/s/ W. A. Thomas                        Date: March 22, 2000
------------------------------                ----------------
W. A. Thomas

/s/ Rowland H. Tibbott, Jr.             Date: March 22, 2000
------------------------------                ----------------
Rowland H. Tibbott, Jr.



/s/ James A. Ulmer                      Date: March 22, 2000
------------------------------                ----------------
James A. Ulmer



/s/ Earl K. Wahl, Jr.                   Date: March 22, 2000
------------------------------                ----------------
Earl K. Wahl, Jr.



/s/ Thomas A. Young                     Date: March 22, 2000
------------------------------                ----------------
Thomas A. Young

                             EXHIBIT

                              INDEX
                             -------


     The following Exhibits are filed as a part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference. Documents incorporated by reference to an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q are at Securities and Exchange Commission File No. 0-12377.


                                                Prior Filing or
 Exhibit                                           Sequential
 Number   Description                           Page No. Herein
 -------  -----------                        ---------------------

  2.1   Amended Agreement and Plan of      Incorporated by reference
        Reorganization dated August 26,    to Registration Statement on
        1998 by and among BT Financial     Form S-4 (No. 333-61683)
        Corporation, Laurel Bank and       filed on September 3, 1998.
        The Peoples National Bank of
        Rural Valley.

  2.2   Agreement and Plan of              Incorporated by reference
        Reorganization by and between      to Amendment No. 1 of
        BT and Philson dated               Registration Statement on
        February 23, 1999                  Form S-4 (No. 333-76295)
                                           filed on June 2, 1999.

  3.1   Articles of Incorporation of       Incorporated by reference
        BT as amended to                   to Registration Statement
        August 16, 1991                    on Form S-4 (No. 33-69112)
                                           filed on October 15, 1993.

  3.2   Amendment to Articles of           Incorporated by reference
        Incorporation of BT dated          to Registration Statement
        June 4, 1997                       on Form S-4 (No. 333-61683)
                                           filed on September 3, 1998.

  3.3   By-laws of BT as amended to        Incorporated by reference
        September 23, 1992                 Registration Statement on
                                           Form S-4 (No. 33-69112)
                                           filed on October 15, 1993.

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

 10.5    Employment Agreement by and        Filed herewith.
         between BT Financial Corporation
         and Laurel Bank and George W. Hay.*


 13.1    All portions of the BT             Filed herewith.
         Financial Corporation
         1999 Annual Report to
         Shareholders that are
         incorporated herein by
         reference.

 21.1    Subsidiaries of the Registrant     Filed herewith.

 23.1    Consent of                         Filed herewith.
         PricewaterhouseCoopers LLP,
         independent accountants
         for the Registrant.

 23.2    Consent of S.R. Snodgrass, A.C.,   Filed herewith.
         independent accountants for
         the former First Philson
         Financial Corporation.


 27.1    Financial Data Schedule            Filed herewith.

 27.2    Restated Financial Data            Filed herewith.
         Schedule


 27.3    Restated Financial Data            Filed herewith.
         Schedule

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

