Form 10-Q
period 2000-03-31
BT FINANCIAL CORP
filed 2000-05-15
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  March 31, 2000

                                 or

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

                    16,683,294 shares of common stock
                          ($5.00 par value)
                          as of May 3, 2000





                 BT FINANCIAL CORPORATION AND AFFILIATES
                              FORM 10-Q
                            March 31, 2000


     Part I.  Financial Information                          Page No.
     ------------------------------                          --------
     Item 1.
     -------
          Consolidated Balance Sheet - March 31, 2000
           and December 31, 1999                                 3

          Consolidated Statement of Income
           Three Months Ended March 31, 2000 and 1999            4

          Consolidated Statement of Cash Flows
           Three Months Ended March 31, 2000 and 1999            5

          Consolidated Statement of Comprehensive Income
           Three Months Ended March 31, 2000 and 1999            6

          Notes to Consolidated Financial Statements             7

     Item 2.
     -------
          Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                                        11

     Item 3.
     -------
          Quantitative and Qualitative Disclosures
           about Market Risk                                    20

     Part II.  Other Information
     ---------------------------
     Item 1.
     -------
          Legal Proceedings                                     20

     Item 2.
     -------
          Changes in Securities and Use of Proceeds             20

     Item 3.
     -------
          Defaults Under Senior Securities                      20

     Item 4.
     -------
          Submission of Matters to a Vote of Security Holders   20

     Item 5.
     -------
          Other Information                                     20

     Item 6.
     -------
          Exhibits and Reports on Form 8-K                      21


Signatures                                                      22

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                     CONSOLIDATED BALANCE SHEET
                     --------------------------
(In thousands, except share data)
                                             March 31     December 31
                                                2000             1999
                                           (Unaudited)
                                            -------------------------
ASSETS
Cash and cash equivalents                    $ 60,732        $ 65,812
Interest-bearing deposits with banks              740             136
Federal funds sold                              5,000          49,000

Securities available-for-sale                 374,283         359,883
Securities held-to-maturity (market values
 of $1,972 at March 31, 2000 and
 $1,983 at December 31, 1999)                   2,000           1,999
                                            -------------------------
            Total securities                  376,283         361,882
                                            -------------------------

Loans                                       1,501,096       1,529,696
    Less:  Unearned interest                   12,785          14,872
           Reserve for loan losses             15,656          15,654
                                            -------------------------
             Net loans                      1,472,655       1,499,170

Premises and equipment                         28,618          29,265
Accrued interest receivable                    13,011          12,660
Other assets                                   41,925          42,747
                                            -------------------------
            Total assets                  $ 1,998,964     $ 2,060,672
                                            =========================

LIABILITIES
Deposits:
  Non-interest-bearing                     $  241,004      $  241,293
  Interest-bearing                          1,343,856       1,353,826
                                            -------------------------
            Total deposits                  1,584,860       1,595,119

Federal funds purchased and securities sold
  under agreements to repurchase               35,797          37,607
Short-term borrowings                          26,335          78,750
Accrued interest payable                        8,879           7,840
Other liabilities                               5,413           6,319
Long-term borrowings                          150,004         150,010
                                           --------------------------
            Total liabilities               1,811,288       1,875,645
                                           --------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized,
   None outstanding                              ---              ---
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 16,683,294 at March 31, 2000
   and December 31, 1999                       83,416          83,416
Surplus                                        58,950          58,956
Retained earnings                              56,449          53,666
Accumulated other
  comprehensive (loss) income                 (11,139)        (11,011)
                                           ---------------------------
            Total shareholders' equity        187,676         185,027
                                           ---------------------------
            Total liabilities and
                 shareholders' equity      $1,998,964      $2,060,672
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

                  (In thousands, except shares and per share data)

                                               Three months ended
                                                    March 31
                                               2000            1999
                                           -------------------------

  INTEREST INCOME

  Loans, including fees                    $ 30,066         $ 27,095
  Investment securities:
       Taxable                                4,384            4,670
       Tax-exempt                             1,292            1,332
  Deposits with banks                             2                1
  Federal funds sold                            611              143
                                           -------------------------
       TOTAL INTEREST INCOME                 36,355           33,241
                                           -------------------------
  INTEREST EXPENSE

  Deposits                                   13,064           12,020
  Federal funds purchased
       and securities sold under
       agreements to repurchase                 363              316
  Short-term borrowings                       1,014               28
  Long-term borrowings                        2,014            1,290
                                           -------------------------
       TOTAL INTEREST EXPENSE                16,455           13,654
                                           -------------------------

  NET INTEREST INCOME                        19,900           19,587
  Provision for loan losses                   1,203            1,477
                                           -------------------------
       NET INTEREST INCOME
         AFTER PROVISION FOR LOAN LOSSES     18,697           18,110
                                           -------------------------

  OTHER INCOME

  Trust and investment management income      1,130             973
  Fees for other services                     2,363           2,254
  Net security gains                             30              77
  Other income                                  337             166
                                           -------------------------
       TOTAL OTHER INCOME                     3,860           3,470
                                           -------------------------

  OTHER EXPENSES

  Salaries and wages                          5,960           6,008
  Pension and other
       employee benefits                      1,134           1,351
  Net occupancy expense                       1,243           1,267
  Equipment expense                           1,392           1,500
  Amortization of intangible assets             492             524
  Other taxes                                   481             479
  Other operating expense                     3,097           3,401
                                           -------------------------
       TOTAL OTHER EXPENSES                  13,799          14,530
                                           -------------------------
  INCOME BEFORE INCOME TAXES                  8,758           7,050
  Provision for income taxes                  2,639           1,989
                                           -------------------------
       NET INCOME                          $  6,119         $ 5,061
                                           =========================

  Earnings per common share - Basic
       and Diluted                         $    .37         $   .30
  Weighted average common shares
       outstanding - Basic               16,683,294      16,683,294
  Weighted average common shares
       outstanding - Diluted             16,683,294      16,686,051

  DIVIDENDS PAID PER COMMON SHARE          $    .20         $   .16

  The accompanying notes are an integral part of the consolidated financial statements.

                           BT Financial Corporation and Affiliates
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                          Three months ended
                                                                March 31
                                                              2000     1999
                                                         -------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 6,119  $ 5,061
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                             1,203    1,477
       Provision for depreciation and
         amortization                                        1,026    1,193
       Amortization of intangible assets                       492      524
       Amortization of premium, net of
         accretion of discount on loans and
         securities                                             13      (65)
       Deferred income taxes                                   (93)    (114)
       Realized net securities gains                           (30)     (77)
       Proceeds from sale of loans                           4,442      618
       Decrease (increase) in interest receivable             (351)     699
       Increase in interest payable                          1,039      967
       Equity in loss of limited partnerships                   32       62
       Other assets and liabilities, net                      (433)      10
                                                          -------------------
             Net cash provided by operating
                 activities                                 13,459   10,355
                                                          -------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                          3,627      ---
  Repayments and maturities of securities
    available-for-sale                                       2,537   21,285
  Repayments and maturities of securities
    held-to-maturity                                           ---   55,768
  Purchases of securities available-for-
    sale                                                   (20,753) (12,918)
  Purchase of securities held-to-maturity                      ---   (3,728)
  Net (increase) decrease in interest-bearing
    deposits with banks                                       (604)      11
  Net decrease in federal funds sold                        44,000    4,100
  Net decrease (increase) in loans                          20,865  (61,459)
  Purchases of premises and equipment and other               (379)    (411)
                                                         --------------------
            Net cash provided by investing activities       49,293    2,648
                                                         --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                 (10,259) (31,473)
  Net (decrease) increase in Federal Funds purchased and
    securities sold under agreements to repurchase          (1,810)   3,413
  Net (decrease) increase in short-term borrowings         (52,415)     585
  Common stock cash dividends paid                          (3,336)  (2,702)
  Payment on long-term borrowings                               (6)      (5)
  Other                                                         (6)     ---
                                                         --------------------
           Net cash used in financing activities           (67,832) (30,182)
                                                         --------------------
  Decrease in cash and cash equivalents                     (5,080) (17,179)
  Cash and cash equivalents at beginning
       of the year                                          65,812   67,823
                                                         --------------------
  Cash and cash equivalents at end of period               $60,732  $50,644
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

                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                ----------------------------------------------
                                 (Unaudited)
                                  ----------
                                (In thousands)
                                -------------

                                                      Three months ended
                                                           March  31
                                                      2000             1999
                                                   -------------------------

   Net income                                      $ 6,119          $ 5,061
                                                   -------------------------
   Other comprehensive income (loss), net of tax:
   Unrealized holding losses on
     securities arising during period, net of tax
     of $(58) in 2000 and $(1,000) in 1999            (109)          (1,858)
   Less:  Reclassification adjustment for
          gains included in net income, net of tax
          of $11 in 2000 and $27 in 1999                19               50
                                                  --------------------------
   Other comprehensive (loss), net of tax of
     $(69) in 2000 and $(1,027) in 1999               (128)          (1,908)
                                                  --------------------------
   Comprehensive income                            $ 5,991          $ 3,153
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

                      BT FINANCIAL CORPORATION AND AFFILIATES
                      ---------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                     (Unaudited)


 1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, Bedford Associates of Delaware, Inc., Flex Financial Consumer Discount (Flex), and Laurel Investment Advisors, Inc. On July 14, 1999, BT completed a merger with First Philson Financial Corporation (Philson). At the time of the merger, Philson's assets were approximately $221 million. Philson owned First Philson Bank, N.A. and Flex, a finance company subsidiary. The merger was accounted for as a pooling-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods presented prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year.

 2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

 3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $6.6 million at March 31, 2000, compared to $5.4 million at December 31, 1999 and $0 at March 31, 1999. The corresponding loan loss valuation allowance was $1.1 million at March 31, 2000 and December 31, 1999 compared to $0 at March 31, 1999. BT recognized $39,000 and $0 of interest revenue on impaired loans during the three months ended March 31, 2000 and 1999, respectively. The interest revenue in the current year was recorded using the cash basis of income recognition.

 4.  Earnings Per Share
     ------------------

     The following table shows the calculation of basic and diluted earnings per share. Share and per share data has been adjusted to reflect the five percent stock dividend distributed on February 1, 2000.

                                                   Three months ended
                                                         March 31
                                                   2000           1999
                                                   -------------------
   Basic Earnings Per Share:
        Net income(in thousands)                $ 6,119        $ 5,061
                                                  =====          =====
        Weighted average number
            of common shares
            outstanding-Basic                16,683,294     16,683,294

        Basic Earnings Per
            Share                                $  .37         $  .30
                                                  =====          =====
   Diluted Earnings Per Share:
        Net income (in thousands)               $ 6,119        $ 5,061
                                                  =====          =====
        Weighted average number
            of common shares
            outstanding-Basic                16,683,294     16,683,294

        Effect of dilutive
            stock options                           ---          2,757
                                             ----------     ----------
        Weighted average number
            of common shares
            outstanding-Diluted              16,683,294     16,686,051
                                             ==========     ==========
        Diluted Earnings
            Per Share                            $  .37         $  .30
                                                  =====          =====

 5.  Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In June of 1999, the FASB issued SFAS No. 137,

     "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which postponed the adoption date of SFAS No. 133. As such, the Corporation is not required to adopt SFAS No. 133 until fiscal year 2001. Since BT does not currently use derivative financial instruments, the standard would not have any material impact on BT's financial position or results of operations upon adoption.

     In March of 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion (APB) No. 25". The interpretation is intended to provide accounting guidance involving stock compensation and to clarify certain problems that have arisen in practice since the issuance of APB No. 25 in October 1972. This interpretation is effective on July 1, 2000. BT does have a stock-based compensation plan, however, management believes the interpretation would not have any material impact on BT's financial position or results of operations upon adoption.

6.    Litigation
      ----------

     A purported class action was instituted in the Court of Common Pleas of Cambria County, Pennsylvania against the former Johnstown Bank & Trust Company (Bank and Trust), now Laurel Bank, and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately $13,000 resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to the former Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. All parties have come to an agreement to settle the action. The Court entered an order approving the settlement on April 20, 2000. The parties have agreed to a settlement class of 432 accounts, the number of residential mortgages which the bank converted from one method of accounting to another. Notices were sent to all 432 accounts and 3 potential class members opted not to participate in the settlement, meaning these borrowers could bring lawsuits for their individual claims against the defendants if they choose. One borrower stated its good relations with Bank and Trust as its reason for opting out. The other 2 borrowers did not state their reasons for opting out. Laurel Bank and Security will contribute $200,000 and $25,000, respectively, to the settlement fund. Interest on the settlement contributions will be calculated at 5.9% per annum until the time of payment. As of March 31, 2000, Laurel Bank has accrued its portion of the settlement. Laurel Bank expects to make its contribution to the settlement by the end of May 2000.

     On November 19, 1997, Laurel Capital Group, Inc, and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market area referred to as the "Pittsburgh area." The suit seeks to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and seeks unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. Pending a hearing on plaintiffs' motion for preliminary injunction, Laurel agreed to refrain from using the "Laurel" name or any related logo on any bank documents, advertisements, or promotional materials in the "Pittsburgh area". In April 1999, the Court granted plaintiff's partial motion for summary judgment, concluding that plaintiff has the exclusive right to use the word "Laurel" in its name within a geographic area around its offices in the Pittsburgh area, but the court did not define the area of exclusive use. While the plaintiff contends that the zone of exclusive use encompasses the metropolitan "Pittsburgh area", Laurel Bank contends that this zone is substantially smaller. The issue of the scope of the "Pittsburgh area" remains to be decided. On April 26, 2000, the Court held a conference for the purpose of facilitating settlement discussions. In the meantime, the court has suspended the schedule for expert reports and briefing on the issue of the scope of the "Pittsburgh area" in an effort to facilitate a settlement. The impact of this litigation on BT cannot be fully assessed at this stage of the proceedings.

     Due to the nature of their activities, BT and its subsidiaries are at all times engaged in other various legal proceedings which arise in the normal course of their businesses. While it is difficult to predict the outcome of these proceedings, management believes the ultimate liability, if any, will not materially affect BT's consolidated financial position or results of operations.

7.   Stock Dividend
     --------------

     On December 22, 1999, BT's Board of Directors declared a five percent stock dividend. The dividend was distributed on February 1, 2000, to shareholders of record as of January 4, 2000. All share and per share data in this report has been adjusted to reflect the stock dividend.


8.   Stock Based Compensation Plan
     -----------------------------

     On January 5, 2000, under the 1998 Equity Incentive Plan, BT granted non-qualified stock options to certain employees and directors to purchase 111,500 shares of BT Common Stock. The exercise price of the options was $20 per share which equaled the market price of BT's Common Stock on the date of grant. The stock options became exercisable on January 6, 2000 and have a maximum term of 10 years.


                                ITEM 2
                                ------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ---------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

 The following is Management's Discussion and Analysis of the material changes in financial position between March 31, 2000 and December 31, 1999, and the material changes in results of operations comparing the three month period ending March 31, 2000 with the results for the comparable period of 1999 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1999.

 On July 14, 1999, BT completed a merger with First Philson Financial Corporation (Philson). Philson owned First Philson Bank, N.A. and Flex Financial Consumer Discount Company, a finance company subsidiary. At the time of the merger, Philson's assets were approximately $221 million. The merger has been accounted for as a pooling-of-interests, and accordingly, BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods presented prior to the merger. This acquisition strengthened BT's leading market position in Somerset County, Pennsylvania, where BT currently represents over one-third of total bank and thrift deposits.

 Forward-Looking Statements
 --------------------------

 Except for historical information contained herein, the matters discussed in this report or incorporated by reference in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference in this report, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to the following: changes in economic conditions (both generally and more specifically in the markets in which BT operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which BT has no control); other factors affecting BT's operations, markets, products and services; and other risks detailed in this report and in BT's other Securities and Exchange commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

 FINANCIAL REVIEW
 ----------------

 Overview
 --------

 BT's primary financial objectives are to expand the growth and profitability of the Corporation through: (1) expansion and diversification of revenue streams in fee income, trust, and investment management areas, (2) increases in market share growth by way of expanded sales-focused initiatives, (3) implementation of various efficiency strategies including the continuous refinement of BT's product delivery systems and (4) strategic mergers and acquisitions. Maintaining high asset quality while managing internal and merger-related growth remains an essential element in BT's expansion strategies. BT's strategic business plan targets retail consumers and small to mid-sized businesses by offering a full menu of banking and financial services.

 BT's recent merger with Philson in July of 1999 increased total assets to approximately $2.0 billion. Philson's banking subsidiary, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties and was merged into Laurel Bank upon consummation of the merger. Philson also owned Flex Financial Consumer Discount Company, which continues to operate as a non-bank subsidiary of BT. Targeted synergies and efficiencies resulting from the merger have been realized as evidenced by an improved efficiency ratio of 56% in the first quarter of 2000 compared to 60% in the same period of 1999. Cost-saving measures included the elimination of redundant overhead expenses and some branch closures due to overlapping market areas. During the fourth quarter of 1999, two branches of the former Philson Bank, N.A., along with one branch of Laurel, were closed and consolidated into nearby locations as a result of duplicate service areas created by the merger. BT plans to generate additional revenues in the future through the expansion of Flex's market by opening additional Flex offices and by targeting trust and investment services to the former Philson customer base.

 BT's consolidated net income increased 20.9%, to $6.1 million, or $.37 per diluted share, in the first quarter of 2000 compared to $5.1 million, or $.30 per diluted share, in the same period of 1999. The strong earnings improvement was driven primarily by increases in net interest income and non-interest income along with a reduction in other expenses. Gains in non-interest income reflect BT's continued emphasis on growth in fee-related revenues and less reliance on net interest income. As a percent of total revenue (net interest income and total other income), BT's total other income increased to 16.2 percent in the first quarter of 2000 when compared to 15.0 percent for the same period of 1999. Trust and investment management income was a prime contributor as it increased 16.1% to $1.1 million.

 Total assets were $2.00 billion at March 31, 2000 compared to $2.06 billion at December 31, 1999 and $1.89 billion at March 31, 1999. The decline during the first quarter of 2000 was primarily due to the retirement of $50 million in short-term borrowings at the Federal Home
 Loan Bank.   The year-over-year increase was primarily due to strong
 loan growth.

 On April 26, 2000, the Board of Directors declared an increased cash dividend of $.21 per share to shareholders of record on May 8, 2000, payable June 1, 2000. This increase is in keeping with BT's practice of reflecting the Company's success in its dividend policy.

 CHANGES IN FINANCIAL POSITION

 Total assets at March 31, 2000 were $2.00 billion compared to $2.06 billion at December 31, 1999 and $1.89 billion at March 31, 1999. The 3.0% decrease from year-end 1999 was primarily due to the retirement of $50 million in a short-term borrowing at the Federal Home Loan Bank, which was recently held in short-term investments. The 5.8% increase over March 31, 1999 was mainly due to higher loan levels funded by short- and long-term borrowings and increased deposit levels. Average total assets for the quarter ended March 31, 2000 were $2.04 billion, representing an increase of $137.6 million or 7.2% over the quarter ended March 31, 1999. The increase was substantially due to higher loan levels in the current quarter. Average total assets declined slightly by $13.1 million or 0.6% in the current quarter compared to the fourth quarter of 1999.

 Total shareholders' equity was $187.7 million at March 31, 2000 compared to $185.0 million at year-end 1999 and $189.6 million at
 March 31, 2000.   The increase of $2.7 million over year-end 1999 was
 due to BT's net income.   The decline of $1.9 million compared to
 March 31, 1999 was due mainly to a reduction in accumulated other comprehensive income (loss) due to decreases in unrealized market values on securities available-for-sale. The decline was mitigated by BT's net income. The generally upward interest rate movement experienced over the last twelve months has resulted in a net-of-tax fair value securities valuation decline of $11.3 million, comparing the current period versus March 31, 1999.

 Total loans outstanding at March 31, 2000, net of unearned interest, declined $26.5 million, or 1.8%, compared to year-end 1999 versus an increase of $102.5 million, or 7.4% compared to March 31, 1999. The decline from year-end 1999 resulted primarily from decreases in consumer automobile and residential mortgage loans. Automotive lending was lower in the first quarter due to normal seasonality factors, while mortgage lending has been impacted by a higher interest rate environment. The increase over March 31, 1999 was due to higher balances in consumer home equity and commercial loans. BT operates six local sales-focused banking regions throughout its market area, designed to incorporate local market knowledge with the backing of a corporate business plan tailored to offer customers a complete array of lending and other financial products. In 2000, BT has focused on consumer loan growth by centralizing its direct consumer lending function. The key benefits of this centralization include consistent credit scoring, quicker approval and turnaround time, enhanced documentation, and improved control over the entire loan process. Customers will benefit by the time-savings features inherent in the centralized structure and the resulting improvement in customer service. Commercial lending to small- and mid-sized businesses is also being targeted for growth in 2000 as BT continues to aggressively pursue existing and potential commercial relationship opportunities within its market area. In order to profitably expand customer relationships and meet customer needs, BT has expanded its offering of loan terms and maturities to its customer base. BT then executes funding strategies and other balance sheet management techniques to optimize the related impact on BT's operating results. As an example, BT has established secondary market relationships which allow the sale of certain longer-term loans. This enhances BT's capability to manage its balance sheet more effectively both from a liquidity and risk perspective while providing the potential for fee gains related to the asset sales. In 2000, BT plans to become more active in pursuing longer term commercial and mortgage lending with the intent to sell the loans when deemed appropriate by management.

 BT's nonperforming assets increased $2.4 million, or 21.9%, and $4.6 million, or 52.5%, compared to year-end 1999 and March 31, 1999, respectively. The increase over year-end is principally due to the addition of one nonperforming commercial mortgage loan totaling approximately $2.0 million at March 31, 2000. The increase over March 31, 1999 is mainly due to the aforementioned loan and the addition of one nonperforming commercial relationship totaling approximately $3.0 million at March 31, 2000. Management is currently anticipating only a nominal loss in connection with these credits.

 Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The reserve for loan losses as a percent of loans, net of unearned interest, increased to 1.05% at March 31, 2000, compared to 1.03% at year-end 1999 and 1.04% at March 31, 1999. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.


                                           MARCH 31   December 31  March 31
    (In thousands)                             2000          1999      1999
                                            ----------------------------------
    Loans 90 days or more past-due         $    617       $   582   $   566
    Restructured loans                          212           212       264
    Nonaccrual loans                         11,449         8,936     6,596
                                            ----------------------------------
      Total nonperforming loans              12,278         9,730     7,426
    Other real estate owned                     401           502       631
    Repossessed assets                          747           784       748
                                            ----------------------------------
      Total nonperforming assets           $ 13,426      $ 11,016   $ 8,805
                                            ==================================

    Nonperforming loans as a % of
      loans, net of unearned interest           .82%         .64%      .54%
    Reserve for loan losses to
      nonperforming loans                       1.3x         1.6x      1.9x
    Reserve for loan losses as a % of
      loans, net of unearned interest          1.05%        1.03%     1.04%

 Total investment securities have increased $14.4 million, or 4.0%, and $3.8 million, or 1.0%, compared to year-end 1999 and March 31, 1999, respectively. Most of the increase over year-end 1999 was due to a higher level of U.S. Treasury securities while the year-over-year growth was due to increased government agency securities, which was partially offset by a decline in the unrealized market value of the portfolio. BT's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of BT's key growth strategies.

 Period-end total deposits decreased slightly by $10.3 million or 0.6%, compared to year-end 1999 while increasing $38.2 million or 2.5%, compared to March 31, 1999. The decline from year-end was primarily due to lower levels of interest-checking and money market accounts. The year-over-year increase was driven by higher certificate of deposit balances. BT has recently targeted growth in this product line by offering more aggressive rates for selected maturities. This strategy allows BT to meet its funding needs at rates lower than current wholesale credit sources. On a year-over-year basis, non-interest-bearing demand deposits grew by $11.4 million, or 5.0%, reflecting BT's strategic focus on growth in this area. BT's total average deposits for the first quarter of 2000 were $1.58 billion, representing an increase of $22.8 million, or 1.5%, compared to the first quarter of 1999. The increase was due to certificate of deposit and demand deposit growth, which offset declines in savings, interest-checking, and money market accounts.

 BT's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) declined $54.2 million compared to year-end 1999 due mainly to the retirement of $50 million in short-term debt at the Federal Home Loan Bank (FHLB). Short- and long-term borrowings increased $18.9 million and $51.9 million respectively, compared to March 31, 1999 due to funding requirements in connection with higher earning assets levels. BT's long-term borrowings of $150.0 million at March 31, 2000 were provided by the FHLB during 1998 and 1999. The borrowings, scheduled to mature in years 2008 and 2009, had interest rates ranging from 4.99% to 5.56% at March 31, 2000. BT's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned interest, as a percentage of deposits, were 93.9%, 95.0% and 89.6% at March 31, 2000, December 31, 1999, and March 31,
 1999, respectively. BT strives to maintain the loan to deposit ratio under 100% in order not to become dependent on higher cost funding sources. Funding strategies are actively managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.

 RESULTS OF OPERATIONS

 A five percent stock dividend was declared on December 22, 1999 to shareholders of record at January 4, 2000. The stock dividend was distributed on February 1, 2000. All per share data in the following discussion reflects the stock dividend.

 For the first quarter of 2000, BT produced net income of $6.1 million, or $.37 per diluted share, compared to $5.1 million, or $.30 per diluted share, over the same period of 1999. The improved profit performance in net income of 20.9% and earnings per share growth of 23.3% was largely a result of targeted cost savings from the July 1999

 Philson merger, continued fee income increases, and higher net interest income. BT's first quarter efficiency ratio of 56% in 2000 compared favorably to the 60% ratio of a year earlier, reflecting the successful integration of Philson into BT and management's ongoing efforts to control overhead costs.

 The annualized return on average assets for the first quarters of 2000 and 1999 was 1.20% and 1.08%, respectively. The annualized return on average shareholders' equity was 13.29% in 2000 and 10.83% in 1999. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.98% and 13.42% for the first quarters of 2000 and 1999, respectively. The higher ratios in 2000 are reflective of BT's strong year-over-year net income increase.

 Fully taxable equivalent net interest income increased $265,000, or 1.3%, to $20.9 million in the first quarter of 2000 compared to 1999, despite a decline in the net interest margin. The increase was primarily due to a $157.5 million, or 8.8%, rise in average earning assets to $1.94 billion in 2000 as average loans grew $143.5 million, or 10.5%, to $1.50 billion. The increase in average earning assets outpaced the rise in average interest-bearing liabilities of $129.8 million, or 8.8%, to $1.60 billion in 2000. The net interest margin declined by 37 basis points to 4.33%, which is indicative of the recent margin pressure being experienced at most financial institutions. Average earning assets yielded 7.73% in 2000 compared to 7.81% in 1999. The decline was due mainly to competitive loan pricing. Rates paid on average interest-bearing liabilities were 4.12% and 3.76% for the same periods, respectively. The increased cost of funds is reflective of a continued migration of funds from lower cost savings, interest-checking, and money market accounts to higher cost certificates of deposit. BT is anticipating some additional margin pressure in its near-term outlook as competitive loan pricing and higher cost funding continues in the current rising interest rate environment. BT pursues growth in non-interest bearing demand deposits as a means to mitigate margin compression. Accordingly, average demand deposits were $233.2 million in the current quarter, representing growth of $7.4 million, or 3.3%, compared to the quarter ended March 31, 1999. This increase, along with the overall higher interest rate trend, improved the effective yield on non-interest paying funds 7 basis points to .72% in 2000 from .65% in 1999.

 The provision for loan losses decreased $274,000 in the first quarter of 2000, compared to the same period in 1999 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $1.2 million in 2000 compared to $806,000 in 1999. The increase was due to generally higher levels of credit losses in most major loan categories. Net charge-offs represented .32% of average loans, net of unearned interest, on an annualized basis for the first quarter of 2000 compared to .24% for the same quarter last year. Management believes the increase is not indicative of any trend representing deteriorating loan quality in BT's loan portfolio.

 Total other income, excluding security gains, increased $437,000, or 12.9%, in the first quarter of 2000 compared to 1999. Gains in other income reflect BT's continuing strategy of emphasis on growth in fee-related revenues and less reliance on net interest income. As a percent of total revenue, BT's other income increased to 16.2% in the current quarter compared to 15.0% for the quarter ended March 31,

 1999. Trust and investment management income increased $157,000, or 16.1%, to $1.1 million, primarily reflecting an expansion in traditional trust business, including custodian and escrow administration. Service fees are the most significant component of BT's other income, generating 61.7% of total other income, excluding security gains, in the current quarter. Service fees increased $109,000, or 4.8%, mainly due to higher levels of deposit account fees earned in the first quarter of 2000 over the same period last year.
 In the current quarter, the other income component of total other income grew to $337,000, representing an increase of $171,000, or 103.0%, over the first quarter of 1999. The higher level was primarily due to a $78,000 increase in gains realized in connection with the sale of certain loans. Gains from loan sales totaled $91,000 in the current quarter compared to $13,000 in the first quarter of 1999. Security gains declined $47,000 due to a higher level of gains related to called securities during the first quarter of last year.

 Other expenses declined by 5.0% or $731,000, primarily due to the successful implementation of targeted cost savings associated with the Philson acquisition and management's ongoing cost-containment efforts. Salaries and benefits declined 3.6%, while full-time equivalent employees declined to 831 at March 31, 2000, compared to 863 at March 31, 1999. Occupancy expense declined 1.9% as 3 branch offices were consolidated as a result of the Philson acquisition and 2 branch offices were sold in May of 1999. BT will continue efforts to rationalize its branch banking offices in 2000 to seek greater efficiencies in its product delivery structure. While BT continues to devote expenditures necessary to improve its technological capabilities, equipment expense declined 7.2% or $108,000, primarily due to the consolidation of data processing operations at BT and Philson. All other operating expenses declined 8.2% or $312,000, mainly due to the elimination of duplicative expense structures at BT and Philson. In particular, total professional services expense declined $110,000 or 15.4% to $606,000 in the current quarter. BT continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs. BT's Internet banking product is currently in its final testing phase and should be fully operational in the near future. BT will employ the newest technologies to offer its customers a superior and highly secure on-line banking product.

 BT's effective tax rate was 30.1% for the first quarter of 2000 compared to 28.2% for the same period of 1999. The higher rate in 2000 reflects a lower level of tax-exempt interest income compared to the prior year.

 CAPITAL ADEQUACY

 At March 31, 2000, BT continued to maintain capital levels designating the Corporation as "Well Capitalized". BT's capital ratios as of March 31, 2000 and December 31, 1999 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.

                                                             Regulatory
                                         3-31-00   12-31-99  Requirement
                                         -------   --------  -----------
      Tier I Risk Based Ratio             12.21%    11.79%      4.00%
      Total Capital Risk Based Ratio      13.27%    12.83%      8.00%
      Tier I Leverage Ratio                8.85%     8.56%      4.00%


 COMMITMENTS AND CONTINGENCIES:

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

 The face amounts of financial instruments with off-balance-sheet risk at March 31, 2000 were as follows:

                     (In thousands)
                     Loan commitments                   $195,958
                     Standby letters of credit            11,123

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

 RECENT DEVELOPMENTS:

 YEAR 2000 COMPLIANCE

 BT instituted procedures and underwent extensive systems testing to prepare for potential Year 2000 problems, as disclosed in earlier reports. To date BT has not had any Year 2000 related problems, and all internal systems have functioned properly since the beginning of the Year 2000. All key vendors have not had any problems that BT is aware of. Additionally, BT is not aware of any adverse Year 2000 effects on Laurel Bank's loan customers. At this time, management does not foresee significant Year 2000 risks resulting from its dealings with vendors or customers. BT will continue to monitor its systems on an ongoing basis to ensure all processes continue to function properly. In prior years, BT expended a total of approximately $726,000 in connection with Year 2000 compliance.

                                  ITEM 3
                                  ------
        Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

 There have been no material changes in the Corporation's market risk during the three months ended March 31, 2000. For additional information, refer to pages 50 and 51 in the Annual Report of BT on Form 10-K as filed on March 29, 2000 for the fiscal year ended
 December 31, 1999 which is incorporated by reference.

                                  PART II
                                 --------
                             OTHER INFORMATION
                            ------------------


                                  ITEM 1
                                  -------
                             Legal Proceedings
                             -----------------

 The information regarding legal proceedings can be found in this current filing of Form 10-Q under BT and Affiliates Notes to Consolidated Financial Statements in Footnote 6, Litigation.

                                  ITEM 2
                                  -------
                 Changes in Securities and Use of Proceeds
                 -----------------------------------------

 Not applicable.

                                  ITEM 3
                                  ------
                     Defaults Under Senior Securities
                     --------------------------------

 Not applicable.

                                  ITEM 4
                                  -------
            Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

 Not applicable.

                                  ITEM 5
                                  -------
                             Other Information
                             -----------------

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

 The Registrant did not file any Current Reports on Form 8-K during the first quarter of 2000.

                               SIGNATURES
                               ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BT FINANCIAL CORPORATION
                                          (Registrant)


  Date   May 15, 2000                     /s/ John H. Anderson
         ------------------               ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer


  Date   May 15, 2000                     /s/ Brian H. Lehman
         ------------------               -------------------------------
                                          Brian H. Lehman,
                                          Senior Vice
                                          President and Chief
                                          Financial Officer

