Form 10-Q
period 2000-06-30
BT FINANCIAL CORP
filed 2000-08-14
CIK 716459

FORM 10-Q

                     Securities and Exchange Commission
                          Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended:  June 30, 2000

                                   or

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

                    16,683,294 shares common stock
                          ($5.00 par value)
                        as of August 2, 2000






               BT FINANCIAL CORPORATION AND AFFILIATES
                           FORM 10-Q
                          June 30, 2000

 Part I.  Financial Information                                 Page No.
 ------------------------------                                 --------

     Item 1.
     -------
           Consolidated Balance Sheet - June 30, 2000
            and December 31, 1999                                      3

           Consolidated Statement of Income
            Three and Six Months Ended June 30, 2000 and 1999          4

           Consolidated Statement of Cash Flows
            Six Months Ended June 30, 2000 and 1999                    5

           Consolidated Statement of Comprehensive Income
            Three and Six Months Ended June 30, 2000 and 1999          6

           Notes to Consolidated Financial Statements                  7

     Item 2.
     -------
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11

     Item 3.
     -------
          Quantitative and Qualitative Disclosures about Market Risk  21

 Part II.  Other Information
 ---------------------------

     Item 1.
     -------
          Legal Proceedings                                           21

     Item 2.
     -------
          Changes in Securities and Use of Proceeds                   21

     Item 3.
     -------
          Defaults Under Senior Securities                            21

     Item 4.
     -------
          Submission of Matters to a Vote of Security Holders         21

     Item 5.
     -------
          Other Information                                           22

     Item 6.
     -------
          Exhibits and Reports on Form 8-K                            22

 Signatures                                                           23






                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
                BT FINANCIAL CORPORATION AND AFFILIATES
                ---------------------------------------
                       CONSOLIDATED BALANCE SHEET
                       --------------------------

(In thousands, except shares and per share data)
                                                JUNE 30   December 31
                                                   2000          1999
                                             (UNAUDITED)
                                            -------------------------
  ASSETS
  Cash and cash equivalents                    $ 70,195      $ 65,812
  Interest-bearing deposits with banks              893           136
  Federal funds sold                              5,000        49,000

  Securities available-for-sale                 404,636       359,883
  Securities held-to-maturity (market values
       of $1,976 at June 30, 2000 and
       $1,983 at December 31, 1999)               2,000         1,999
                                            -------------------------
            Total securities                    406,636       361,882
                                            -------------------------

  Loans:                                      1,495,124     1,529,696
       Less:  Unearned interest                  11,020        14,872
              Reserve for loan losses            15,707        15,654
                                            -------------------------
             Net loans                        1,468,397     1,499,170

  Premises and equipment                         28,124        29,265
  Accrued interest receivable                    12,729        12,660
  Other assets                                   43,631        42,747
                                            -------------------------
            Total assets                     $2,035,605    $2,060,672
                                            =========================

  LIABILITIES
  Deposits:
       Non-interest-bearing                  $  236,711    $  241,293
       Interest-bearing                       1,374,549     1,353,826
                                            -------------------------
            Total deposits                    1,611,260     1,595,119

  Federal funds purchased and securities sold
       under agreements to repurchase            40,914        37,607
  Short-term borrowings                          27,478        78,750
  Accrued interest payable                        8,903         7,840
  Other liabilities                               5,555         6,319
  Long-term borrowings                          150,740       150,010
                                            --------------------------
            Total liabilities                 1,844,850     1,875,645
                                            --------------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, no par value
       2,000,000 shares authorized,
       None outstanding                             ---           ---
  Common stock, par value $5 per share,
       25,000,000 shares authorized,
       shares issued: 16,683,294 at June 30, 2000
       and December 31, 1999                     83,416        83,416
  Surplus                                        58,950        58,956
  Retained earnings                              59,106        53,666
  Accumulated other comprehensive (loss) income (10,717)      (11,011)
                                            ---------------------------
            Total shareholders' equity          190,755       185,027
                                            ---------------------------
            Total liabilities and
                 shareholders' equity        $2,035,605    $2,060,672
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

            (In thousands, except shares and per share data)

                                   Three months ended         Six months ended
                                         June 30                  June 30
                                     2000       1999         2000         1999
                                   -------------------------------------------
  INTEREST INCOME
  Loans, including fees           $29,933    $28,360      $59,999      $55,455
  Investment securities:
       Taxable                      4,630      4,399        9,015        9,069
       Tax-exempt                   1,285      1,362        2,577        2,694
  Deposits with banks                   3          3            5            4
  Federal funds sold                  534        219        1,144          362
                                  --------------------------------------------
       TOTAL INTEREST INCOME       36,385     34,343       72,740       67,584
                                  --------------------------------------------
  INTEREST EXPENSE
  Deposits                         13,981     11,617       27,046       23,637
  Federal funds purchased
       and securities sold under
       agreements to repurchase       394        344          757          660
  Short-term borrowings               426        201        1,440          229
  Long-term borrowings              2,022      1,853        4,036        3,143
                                  --------------------------------------------
       TOTAL INTEREST EXPENSE      16,823     14,015       33,279       27,669
                                  --------------------------------------------
  NET INTEREST INCOME              19,562     20,328       39,461       39,915
  Provision for loan losses           897      1,693        2,100        3,170
                                  --------------------------------------------
       Net interest income
            after provision for
            loan losses            18,665     18,635       37,361       36,745
                                  --------------------------------------------
  OTHER INCOME
  Trust and investment
      management income             1,129      1,045        2,260        2,018
  Fees for other services           2,676      2,650        5,040        4,904
  Net security gains                   43         13           72           90
  Other income                        388        833          724          999
                                  --------------------------------------------
       TOTAL OTHER INCOME           4,236      4,541        8,096        8,011
                                  --------------------------------------------
  OTHER EXPENSES
  Salaries and wages                5,953      5,650       11,913       11,658
  Pension and other
       employee benefits            1,158      1,322        2,292        2,673
  Net occupancy expense             1,175      1,219        2,419        2,486
  Equipment expense                 1,414      1,519        2,806        3,019
  Amortization of intangible
       assets                         492        523          984        1,047
  Other taxes                         473        449          954          929
  Other operating expense           3,584      3,637        6,680        7,037
                                  --------------------------------------------
       TOTAL OTHER EXPENSES        14,249     14,319       28,048       28,849
                                  --------------------------------------------
  INCOME BEFORE INCOME TAXES        8,652      8,857       17,409       15,907
  Provision for income taxes        2,491      2,599        5,130        4,588
                                  --------------------------------------------
       NET INCOME                $  6,161    $ 6,258      $12,279      $11,319
                                  ============================================
  Earnings per common share-Basic
        and Diluted              $    .37     $  .38      $   .74       $  .68
  Weighted average common shares
       Outstanding-Basic       16,683,294 16,683,294   16,683,294   16,683,294
   Weighted average common shares
       Outstanding-Diluted     16,683,294 16,683,294   16,683,294   16,684,536
  Dividends paid per common
       share                     $    .21     $  .17      $   .41      $   .33


The accompanying notes are an integral part of the consolidated financial statements.

                        BT FINANCIAL CORPORATION AND AFFILIATES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)
                                                           Six months ended
                                                                June 30
                                                             2000       1999
                                                          ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $12,279    $11,319
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                            2,100      3,170
       Provision for depreciation and
            amortization                                    1,985      2,344
       Amortization of intangible assets                      984      1,047
       Amortization of premium, net of
            accretion of discount on loans and
            securities                                        (98)      (123)
       Deferred income taxes                                 (253)      (421)
       Gain from sale of branches                              --       (609)
       Realized net securities gains                          (72)       (90)
       Proceeds from sale of loans                          9,451      1,253
       Increase in interest receivable                        (69)      (172)
       Increase in interest payable                         1,063         14
       Equity in loss of limited partnerships                 108        123
       Other assets and liabilities, net                   (2,659)    (1,328)
                                                          -------------------
         Net cash provided by operating activities         24,819     16,527
                                                          -------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                         4,377         --
  Repayments and maturities of securities
       available-for-sale                                   8,987     30,420
  Repayments and maturities of securities
       held-to-maturity                                        --     79,193
  Purchases of securities available-for-sale              (57,601)   (64,847)
  Purchase of securities held-to-maturity                     ---     (6,726)
  Net increase in interest-bearing deposits
      with banks                                             (757)       (28)
  Net decrease in federal funds sold                       44,000      8,900
  Net decrease (increase) in loans                         19,341   (159,943)
  Purchases of premises and equipment and other              (844)       (18)
  Net increase in investment in limited partnerships           --        (37)
                                                         --------------------
    Net cash provided by (used in) investing activities    17,503   (113,086)
                                                         --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                      16,141     (6,719)
  Net increase in federal funds purchased
     and securities sold under agreements to repurchase     3,307     13,783
  Net (decrease) increase in short-term borrowings        (51,272)    32,797
  Common stock cash dividends paid                         (6,839)    (5,534)
  Proceeds from long-term borrowings                          740     50,000
  Payment on long-term borrowings                             (10)        (9)
  Other                                                        (6)        --
                                                         --------------------
   Net cash (used in) provided by financing activities    (37,939)    84,318
                                                         --------------------
  Increase (decrease) in cash and cash equivalents          4,383    (12,241)
  Cash and cash equivalents at beginning
       of the year                                         65,812     67,823
                                                         --------------------
  Cash and cash equivalents at end of period              $70,195    $55,582
                                                         ====================


  The accompanying notes are an integral part of the consolidated financial statements.

                   BT FINANCIAL CORPORATION AND AFFILIATES
                   ---------------------------------------
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                ----------------------------------------------
                                (Unaudited)
                                ------------
                               (In thousands)
                              ----------------
                                         Three months ended   Six months ended
                                               June 30             June 30
                                             2000     1999       2000     1999
                                          ----------------    ----------------
Net income                                $ 6,161  $ 6,258   $ 12,279 $ 11,319

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on
  securities arising during period,
  net of tax of $242, $(3,864),
  $183, and $(4,864)                          450   (7,176)       341   (9,034)
 Less:  Reclassification adjustment for
       gains included in net income,
       net of tax of $15, $5, $25, and $32     28        8         47       58
                                          ------------------   ---------------
Other comprehensive income (loss),
  net of tax of $227, $(3,869),
  $158, and $(4,896)                         422    (7,184)       294   (9,092)
                                          ------------------   ---------------
Comprehensive income (loss)              $ 6,583  $   (926)  $ 12,573  $ 2,227
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

                       BT FINANCIAL CORPORATION AND AFFILIATES
                       ---------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                     (Unaudited)


 1. In the opinion of the management of BT Financial Corporation
   (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation.
   The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, Bedford Associates of Delaware, Inc., Flex Financial Consumer Discount (Flex), and Laurel Investment Advisors, Inc. On July 14, 1999, BT completed a merger with First Philson Financial Corporation (Philson). At the time of the merger, Philson's assets were approximately $221 million. Philson owned First Philson Bank, N.A. and Flex, a finance company subsidiary.
   The merger was accounted for as a pooling-of-interests, and accordingly, BT's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods presented prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year.

 2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

 3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $5.8 million at June 30, 2000, compared to $5.4 million at December 31, 1999 and $856,000 at June 30, 1999. The corresponding loan loss valuation allowance was $972,000 at June 30, 2000, compared to $1.1 million at December 31, 1999 and $199,000 at June 30, 1999. BT recognized $71,000 and $2,000 of interest revenue on impaired loans during the six months ended June 30, 2000 and 1999, respectively. The interest revenue during both periods was recorded using the cash basis of income recognition.

 4. Earnings Per Share
    ------------------
   The following table shows the calculation of basic and diluted earnings per share. Except for the six months ended June 30, 1999, BT's stock options are antidilutive for the periods presented. Share and per share data has been adjusted to reflect the five percent stock dividend distributed on February 1, 2000.



                                    Three months ended     Six months ended
                                          June 30              June 30
                                      2000        1999      2000        1999
                                    ------------------    -------------------
    Basic Earnings Per Share:
      Net income (in thousands)    $ 6,161     $ 6,258   $ 12,279   $ 11,319
                                    ======      ======     ======     ======
      Weighted average number
      of common shares
      outstanding-Basic         16,683,294  16,683,294 16,683,294 16,683,294

      Basic Earnings Per Share      $  .37      $  .38     $  .74     $  .68
                                    ======      ======     ======     ======

    Diluted Earnings Per Share:
      Net Income (in thousands)    $ 6,161     $ 6,258   $ 12,279   $ 11,319
                                    ======      ======    =======     ======

      Weighted average number
      of common shares
      outstanding-Basic         16,683,294  16,683,294 16,683,294 16,683,294

      Effect of dilutive
        stock options                   --          --         --      1,242
                                     ------     ------     ------     ------

      Weighted average number
       of common shares
       outstanding-Diluted      16,683,294  16,683,294 16,683,294 16,684,536
                                ==========  ========== ========== ==========

     Diluted Earnings Per Share     $  .37      $  .38     $  .74      $ .68
                                    ======      ======     ======      =====

 5. Recent Accounting Pronouncements
    --------------------------------
   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which postponed the adoption date of SFAS No. 133. As such, the Corporation is not required to adopt SFAS No. 133 until fiscal year 2001.
   In June of 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Since BT does not currently use derivative financial instruments, the standards would not have any material impact on BT's financial position or results of operations upon adoption.

   In March of 2000, the FASB issued Interpretation No. 44,
   "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion (APB) No. 25". The interpretation is intended to provide accounting guidance involving stock compensation and to clarify certain problems that have arisen in practice since the issuance of APB No. 25 in October 1972. This interpretation is effective on July 1, 2000. Accordingly, BT adopted the interpretation on July 1, 2000. BT does have a stock-based compensation plan, however, the interpretation did not have any impact on BT's financial position or results of operations upon adoption.

6. Litigation
   -----------
   A purported class action was instituted in the Court of Common
   Pleas of Cambria County, Pennsylvania against the former Johnstown Bank & Trust Company (Bank and Trust), now Laurel Bank, and Security of America Life Insurance Company (Security) in November, 1996 alleging various calculation irregularities in connection with a residential mortgage loan to the plaintiff in the principal amount of approximately $13,000 resulting in, among other things, overcharges on credit life and disability insurance coverage and other items. The plaintiff purports to represent a class of persons who made a mortgage payment to the former Bank and Trust or any of its subsidiaries within six years before November 21, 1996 and/or had credit life or disability insurance coverage with Security within six years before November 21, 1996. The complaint seeks unspecified damages. The Corporation has filed an answer denying that its actions breached its agreements with plaintiffs. All parties have come to an agreement to settle the action. The Court entered an order approving the settlement on April 20, 2000. The parties have agreed to a settlement class of 432 accounts, the number of residential mortgages which the bank converted from one method of accounting to another. Notices were sent to all 432 accounts and 3 potential class members opted not to participate in the settlement, meaning these borrowers could bring lawsuits for their individual claims against the defendants if they choose. One borrower stated its good relations with Bank and Trust as its reason for opting out. The other 2 borrowers did not state their reasons for opting out. Laurel Bank and Security agreed to contribute $200,000 and $25,000, respectively, to the settlement fund, with interest on the settlement contributions calculated at 5.9% per annum until the time of payment. On May 18, 2000, Laurel Bank's counsel transmitted to plaintiff's counsel Laurel Bank's settlement check in the amount of $204,364. The amount represents Laurel Bank's contribution toward the settlement of $200,000 plus $4,364 in interest.

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

    7.  Stock Dividend
     ---------------

    On December 22, 1999, BT's Board of Directors declared a five percent stock dividend. The dividend was distributed on February 1, 2000, to shareholders of record as of January 4, 2000. All share and per share data in this report has been adjusted to reflect the stock dividend.


   8.  Stock Based Compensation Plan
     -------------------------------

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

                                ITEM 2
                                ------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ----------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------


 The following is Management's Discussion and Analysis of the material changes in financial position between June 30, 2000 and December 31, 1999, and the material changes in results of operations comparing the three and six month periods ending June 30, 2000 with the respective results for the comparable periods of 1999 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 BT's merger with Philson in July of 1999 increased total assets to approximately $2.0 billion. Philson's banking subsidiary, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties and was merged into Laurel Bank upon consummation of the merger. Philson also owned Flex Financial Consumer Discount Company (Flex), which continues to operate as a non-bank subsidiary of BT. Targeted synergies and efficiencies resulting from the merger have been realized as evidenced by an improved efficiency ratio of 56.7% in the first six months of 2000 compared to 58.3% in the same period of 1999. Additionally, total other expenses declined $801,000 or 2.8% over the same period. Cost-saving measures included the elimination of redundant overhead expenses and some branch closures due to overlapping market areas. During the fourth quarter of 1999, two branches of the former Philson Bank, N.A., along with one branch of Laurel, were closed and consolidated into nearby locations as a result of duplicate service areas created by the merger. BT is generating additional revenues through the expansion of Flex's market and by targeting trust and investment services to the former Philson customer base.

 BT reported net income of $12.3 million or $.74 per share for the six month period ending June 30, 2000, a 12.1% increase over core operating earnings of $11.0 million or $.66 per share earned in the same period of 1999. A nonrecurring net after-tax gain on the sale of branch offices of $366,000 in the second quarter of 1999 contributed to total net income of $11.3 million or $.68 per share for the six month period ended June 30, 1999. The strong core earnings improvement was driven primarily by increased fee income along with a reduction in operating expenses which offset a decreased level of net interest income due to margin pressure. Additionally, a lower loan loss provision was realized in the current year due to reduced lending activity caused mainly by rising interest rates. For the second quarter of 2000, BT recorded net income of $6.2 million or $.37 per share, a 4.6% increase when compared to core operating earnings of $5.9 million or $.35 per share in the second quarter of 1999. The net effect from the nonrecurring sale of branches increased 1999's second quarter to $6.3 million or $.38 per share.

 On July 26, 2000, BT's Board of Directors declared a quarterly cash dividend of $.21 per share to shareholders of record on August 7, 2000, payable September 1, 2000. On a current year-to-date basis, dividends per share have increased 24.2% over the same period of 1999. This increase is in keeping with BT's practice of reflecting the Company's success in its dividend policy.

 CHANGES IN FINANCIAL POSITION

 Total assets at June 30, 2000 were $2.036 billion compared to $2.061 billion at December 31, 1999 and $2.003 billion at June 30, 1999. The 1.2% decrease from year-end 1999 was primarily due to the retirement of $50 million in a short-term borrowing at the Federal Home Loan Bank. The 1.6% increase over June 30, 1999 was mainly due to a higher level of securities funded primarily by increased deposit levels. Average total assets for the six months ended June 30, 2000 were $2.031 billion, representing an increase of $99.6 million or 5.2% over the six months ended June 30, 1999. Average total assets for the quarter ended June 30, 2000 were $2.024 billion, representing a $62.0 million or 3.2% increase over the quarter ended June 30, 1999. The rise over both comparison periods was primarily due to increased loan levels. Average total assets declined slightly by $14.2 million or 0.7% in the current quarter compared to the first quarter of 2000 due mainly to reduced loan activity.

 Total shareholders' equity was $190.8 million at June 30, 2000 compared to
 $185.0 million at year-end 1999 and $185.8 million at June 30, 1999.   The
 increase of $5.7 million over year-end 1999 and $4.9 million over June 30,
 1999 was mainly due to BT's net income.   The increase compared to June
 30, 1999 was tempered by a reduction in accumulated other comprehensive income (loss) due to decreases in market values on securities available-for-sale. The generally upward interest rate movement experienced over the last twelve months has resulted in a net-of-tax fair value securities valuation decline of $3.7 million, comparing the current period versus June 30, 1999.

 Total loans outstanding at June 30, 2000, net of unearned interest, declined $30.7 million, or 2.0%, compared to year-end 1999 versus a minimal increase of $1.0 million, or 0.1% compared to June 30, 1999. The decline from year-end 1999 resulted primarily from decreases in consumer and residential mortgage loans. Decreased loan activity in these areas has been directly attributable to a higher interest rate environment. These declines are consistent with national trends suggesting a general slowdown in lending activity this year due to the increased rates. However, BT's commercial loan levels have remained fairly steady as lenders continue to target existing and potential commercial relationship opportunities within BT's market area. The slight increase in loans over June 30, 1999 was due to higher balances in consumer home equity and commercial loans which were offset by a decline in residential mortgage loans. BT operates six local sales-focused banking regions throughout its market area, designed to incorporate local market knowledge with the backing of a corporate business plan tailored to offer customers a complete array of lending and other financial products. In 2000, BT has focused on enhancing its consumer loan function by centralizing the direct consumer lending area. The key benefits of this centralization include consistent credit scoring, quicker approval and turnaround time, enhanced documentation, and improved control over the entire loan process. Customers will benefit by the time-savings features inherent in the centralized structure and the resulting improvement in customer service. Additionally, BT has recently stimulated consumer lending demand by offering competitive rates on selected products through various promotional campaigns. In order to profitably expand customer relationships and meet customer needs, BT has expanded its offering of loan terms and maturities to its customer base. BT then executes funding strategies and other balance sheet management techniques to optimize the related impact on BT's operating results. As an example, BT has established secondary market relationships which allow the sale of certain longer-term loans. This enhances BT's capability to manage its balance sheet more effectively both from a liquidity and risk perspective while providing the potential for fee gains related to the asset sales. In 2000, BT has sold some selected residential mortgage and consumer home equity loans to third parties as part of the aforementioned strategy.

 BT's nonperforming assets increased $3.4 million, or 31.2%, and $3.3 million, or 29.7%, compared to year-end 1999 and June 30, 1999, respectively. The increase over both periods was principally due to the addition of two nonperforming commercial lending relationships totaling approximately $4.2 million at June 30, 2000. Management is currently anticipating only a nominal loss in connection with these credits and is expecting these particular loans to pay off within the next few quarters. BT's loans are targeted to individuals and businesses within its marketing region. This strategy enables BT to leverage its local market expertise to attain its goal of a strong credit culture without exposure to areas outside of BT's markets.

 Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The reserve for loan losses as a percent of loans, net of unearned interest, increased to 1.06% at June 30, 2000, compared to 1.03% at year-end 1999 and June 30, 1999. BT has gradually increased the loan loss reserve as a percent of loans outstanding and will continue to monitor the effect of the economy and other trends on credit quality. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                             JUNE 30  December 31   June 30
    (In thousands)                             2000          1999      1999
                                            -------------------------------
    Loans 90 days or more past-due         $    867       $   582   $ 4,118
    Restructured loans                          211           212       213
    Nonaccrual loans                         12,125         8,936     5,604
                                            -------------------------------
      Total nonperforming loans              13,203         9,730     9,935
    Other real estate owned                     297           502       633
    Repossessed assets                          949           784       573
                                            -------------------------------
      Total nonperforming assets           $ 14,449      $ 11,016  $ 11,141
                                            ===============================

    Nonperforming loans as a % of
      loans, net of unearned interest           .89%         .64%      .67%
    Reserve for loan losses to
      nonperforming loans                       1.2x         1.6x      1.5x
    Reserve for loan losses as a % of
      loans, net of unearned interest          1.06%        1.03%     1.03%



 Total investment securities have increased $44.8 million, or 12.4%, and $22.8 million, or 5.9%, compared to year-end 1999 and June 30, 1999, respectively. Most of the increase over both periods was due to a higher level of mortgage-backed securities in the current period. BT's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of BT's key growth strategies.

 Period-end total deposits increased by $16.1 million, or 1.0%, and $39.8 million, or 2.5%, compared to year-end 1999 and June 30, 1999, respectively. The increase over both periods was driven by higher certificate of deposit balances. BT has recently targeted growth in this product line by offering more aggressive rates for selected maturities. This strategy allows BT to meet its funding needs at rates lower than current wholesale credit sources. BT's total average deposits for the first six months of 2000 were $1.592 billion, representing an increase of $33.1 million, or 2.1%, compared to the first six months of 1999. BT's total average deposits for the second quarter of 2000 were $1.603 billion, representing a $43.5 million or 2.8% increase over the second quarter of 1999. The six-month and quarterly average increases were due to certificate of deposit and demand deposit growth, which offset declines in savings, interest-checking, and money market accounts.

 BT's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) declined $48.0 million compared to year-end 1999 due mainly to the retirement of $50 million in short-term debt at the Federal Home Loan Bank (FHLB) in the first quarter of 2000. Short-term borrowings decreased $17.4 million compared to June 30, 1999 due to a $17.0 million decline in federal funds purchased. BT had long-term borrowings of $150.0 million at June 30, 2000 provided by the FHLB during 1998 and 1999. The borrowings, scheduled to mature in years 2008 and 2009, had interest rates ranging from 4.99% to 5.56% at June 30, 2000. BT's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned interest, as a percentage of deposits, were 92.1%, 95.0%, and 94.4% at June 30, 2000, December 31, 1999, and June 30, 1999, respectively. BT strives to maintain the loan to deposit ratio under 100% in order not to become dependent on higher cost funding sources. Funding strategies are actively managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.


 RESULTS OF OPERATIONS

 A five percent stock dividend was declared on December 22, 1999 to shareholders of record at January 4, 2000. The stock dividend was distributed on February 1, 2000. All per share data in the following discussions reflects the stock dividend.

 Second Quarter 2000 vs. Second Quarter 1999

 For the second quarter of 2000, BT produced net income of $6.2 million, or $.37 per share, compared to core operating earnings of $5.9 million, or $.35 per share earned in the same period of 1999. Second quarter 1999 earnings were impacted by the sale of two Indiana, PA branches of Laurel Bank which produced an after-tax gain of $366,000 ($.02 per share). The $269,000 or 4.6% increase in core operating results, which excludes the nonrecurring gain from the sale of branches, primarily resulted from improved fee income levels and expense control in the current quarter. A decline in net interest income was largely offset by a reduced provision for loan losses. Including the nonrecurring gain, net income decreased $97,000 or 1.6% in the current quarter compared to the quarter ended June 30, 1999.

 The annualized return on average assets for the second quarters of 2000 and 1999 was 1.22% and 1.20%, respectively. The annualized return on average shareholders' equity was 13.16% in 2000 and 12.44% in 1999. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity was 15.74% and 15.16% for the second quarters of 2000 and 1999, respectively. The above ratios exclude the impact of the gain from the sale of the two Indiana, PA branches in the second quarter of 1999. Including the nonrecurring gain, the ratios for the second quarter of 1999 were 1.28% (return on average assets), 13.21% (return on average equity), and 16.03% (return on average tangible equity).

 Fully taxable equivalent net interest income decreased $874,000, or 4.1%, to $20.6 million in the second quarter of 2000 compared to the second quarter of 1999. The decrease was primarily due to a decline in the net interest margin of 37 basis points to 4.29% in the current quarter. The decline in the margin has resulted from a rise in interest rates initiated by the Federal Reserve over the past year. The rising interest rate environment has the effect of reducing the net interest margin as the cost of funds rises faster than the yield on interest earning assets. Total average earning assets increased $78.9 million or 4.3% to $1.922 billion, while average interest-bearing liabilities rose $57.3 million or 3.8% to $1.579 billion in the current quarter compared to the second quarter of 1999. Average earning assets yielded 7.80% compared to 7.71% while the rate paid on average interest-bearing liabilities increased to

 4.27% from 3.69% over the same period, respectively. The increased cost of funds has primarily resulted from both volume and rate increases in certificates of deposit balances. BT has pursued growth in non-interest bearing demand deposits as a means to mitigate margin compression. Accordingly, average demand deposits rose $2.6 million or 1.1% to $240.4 million in the current quarter compared to the second quarter of 1999. This increase supported the improvement in the effective yield on non-interest paying funds of 12 basis points to .76% from .64% over the same period. Average demand deposits increased by $7.2 million in the current quarter compared to the first quarter of 2000. This increase supported the stabilization of the net interest margin in the current quarter compared to the first quarter of this year as the margin held relatively steady at 4.29% versus 4.33%, respectively. BT is anticipating some additional margin pressure in its near-term outlook due to the higher interest rate environment. However, management believes any further margin reductions from current levels will be somewhat minimal as evidenced by its recent stabilization.

 The provision for loan losses decreased $796,000 in the second quarter of 2000, compared to the same period in 1999 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Additionally, the provision has decreased due to the recent moderate loan activity. Net charge-offs were approximately $846,000 in 2000 compared to $750,000 in 1999. The increase was due to a higher level of credit losses in consumer loans which offset a decline in charged off commercial loans. Net charge-offs represented .23% of average loans, net of unearned interest, on an annualized basis for the second quarter of 2000 compared to .21% for the same quarter last year.

 Total other income, excluding a pre-tax $609,000 one-time gain from the sale of two branches in the second quarter of 1999, increased $304,000 or 7.7% in the second quarter of 2000 compared to the same period last year. The gain in other income reflects BT's continuing strategy of emphasis on growth in fee-related revenues and less reliance on net interest income.
 As a percent of total revenue, BT's other income increased to 17.8% in the current quarter compared to 16.2% for the quarter ended June 30, 1999, excluding the branch sale gain. Trust and investment management income increased $84,000, or 8.0%, to $1.1 million, reflecting continued expansion in assets under management. Service fees are the most significant component of BT's other income, generating 63.2% of total other income in the current quarter. Service fees increased 1.0% to $2.7 million despite a lower level of loan insurance commissions related to decreased loan activity this year. In the current quarter, the other income component of total other income grew to $388,000, representing an increase of $164,000, or 73.2%, over the second quarter of 1999 excluding the branch sale gains. The higher level was primarily due to an $89,000 increase in gains realized in connection with the sale of certain loans. Security gains increased $30,000 in the current quarter compared to the same quarter last year.

 Other expenses declined by 0.5% to $14.2 million in the second quarter of 2000 compared to the same period last year despite a $204,000 reduction of the deferral of loan origination costs as prescribed under Statement of Financial Accounting Standards No. 91. This reduction has resulted from a lower level of loan activity this year. Excluding the impact of the loan origination costs, total expenses declined $274,000 or 1.9% in the current quarter compared to the second quarter of 1999. The lower expense level was primarily due to the successful implementation of targeted cost savings associated with the Philson acquisition and management's ongoing cost-containment efforts. Salaries and benefits rose 2.0% due to the reduced loan origination cost deferral. Occupancy and equipment expense declined 3.6% and 6.9%, respectively. Occupancy expense was impacted by the consolidation of three branch offices resulting from the Philson acquisition and the two branches sold in the second quarter of 1999.
 Other operating expenses declined 1.5% reflecting the elimination of duplicative expense structures at BT and Philson. BT continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs. BT's Internet banking product is currently in its final testing phase and should be fully operational in the near future. BT will employ the newest technologies to offer its customers a superior and highly secure on-line banking product.

 BT's effective tax rate was 28.8% for the second quarter of 2000 compared to 29.3% for the same period of 1999. The change in the effective rate reflects the change in tax-exempt interest income and the application of permanent and temporary differences during the respective periods.

 Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

 Consolidated net income increased 12.1%, to $12.3 million, or $.74 per share in the first six months of 2000 compared to core earnings of $11.0 million, or $.66 per share earned in the same period of 1999. Earnings in the six month period ended June 30, 1999 were impacted by a nonrecurring after-tax gain of $366,000 realized in connection with the sale of two branches in the second quarter of 1999. The improved core profit performance in net income and earnings per share growth of 12.1%, which excludes the branch sale gain, was largely a result of targeted cost savings from the July 1999 Philson merger and continued fee income increases. The rise in interest rates over the last year has increased the cost of funds and contributed to a decline in demand for loans, resulting in continued erosion of the net interest margin. Accordingly, net interest income delined $454,000 or 1.1% when comparing the first six months of 2000 to the same period of 1999. This decline was offset by a $1.1 million decrease in the provision for loan losses, which also resulted from reduced loan activity. BT's efficiency ratio of 56.7% in the first half of 2000 compared favorably to the 58.3% core ratio in the first half of 1999, reflecting the successful integration of Philson into BT and management's ongoing efforts to control overhead costs. The branch sale gain contributed to total net income of $11.3 million or $.68 per share earned for the six month period ended June 30, 1999.

 For the first six months of 2000, the annualized core return on average assets was 1.21% compared to 1.14% in 1999. The annualized core return on average shareholders' equity for the first six months of 2000 and 1999 was 13.21% and 11.64%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.86% for the first half of 2000 compared to 14.30% in 1999. The above ratios exclude the impact of the gain from the sale of the two branches in the second quarter of 1999. Including the gain, the returns on average assets, equity, and tangible equity were 1.18%, 12.03% and 14.73% for the first half of 1999, respectively.

 Fully taxable equivalent net interest income decreased $609,000, or 1.4%, to $41.5 million in the first six months of 2000 compared to the same period of 1999. The decrease was primarily due to a decline in the net interest margin of 37 basis points to 4.31% in the first half of 2000. The decline in the margin has resulted from a rise in interest rates initiated by the Federal Reserve over the past year which has increased funding costs and hampered loan growth. The contraction of the net interest margin resulted from a minimal increase of 1 basis point in the yield on earning assets to 7.77% and a rise of 46 basis points in the cost of funds to 4.19%. Total average earning assets increased $118.0 million or 6.5% to $1.930 billion, while average interest-bearing liabilities rose $93.4 million or 6.2% to $1.591 billion in the first half of 2000 compared to the same period of 1999. The increased cost of funds has primarily resulted from both volume and rate increases in certificates of deposit balances. Average demand deposits rose $5.0 million or 2.2% to $236.8 million in the first six months of 2000 compared to the same period of 1999. This increase supported the improvement in the effective yield on non-interest paying funds of 18 basis points to .73% from .65% over the same period. BT continues to emphasize growth in demand deposits which contribute additional funds available for investment at no interest cost.

 The provision for loan losses decreased $1.1 million in the first half of 2000, compared to the same period in 1999 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. Additionally, the provision has decreased due to the recent moderate loan activity. Net charge-offs were approximately $2.0 million in 2000 compared to $1.6 million in 1999. The increase was due to a higher level of credit losses in consumer loans in the current year.
 Net charge-offs represented .27% of average loans, net of unearned interest, on an annualized basis for the first half of 2000 compared to .22% for the same period of last year.

 Total other income, excluding a $609,000 one-time gain from the sale of two branches in the second quarter of 1999, increased $694,000 or 9.4% in the first half of 2000 compared to the same period last year. The gain in other income reflects BT's continuing strategy of emphasis on growth in fee-related revenues and less reliance on net interest income. As a percent of total revenue, BT's other income increased to 17.0% in the first six months of 2000 compared to 15.6% for the same period of 1999, excluding the branch sale gain. Trust and investment management income increased $242,000, or 12.0%, to $2.3 million, reflecting continued expansion in assets under management. Service fees generated 62.3% of total other income in the first half of 2000. These fees increased
 2.8% to $5.0 million despite a lower level of credit life insurance fees which was related to decreased loan activity this year. The other income component of total other income grew to $724,000, representing an increase of $334,000, or 85.6%, over 1999 excluding the branch sale gains. The higher level was primarily due to a $167,000 increase in gains realized in connection with the sale of certain loans. Security gains declined $18,000 in the first half of 2000 compared to the same period last year.

 Other expenses declined by 2.8% or $801,000 comparing the first six months of 2000 to the first six months of 1999, primarily due to the successful implementation of targeted cost savings associated with the Philson acquisition, which was consummated in July of 1999. Accordingly, BT's efficiency ratio improved to 56.7% for the first half of 2000 compared to 58.3% for the same period of 1999 reflecting the lower expense levels. Employee expense declined approximately 1% comparing the first six months of 2000 to the same period in 1999. Net occupancy expense declined 2.7% in the first half of 2000 and equipment expense declined 7.1% due to branch consolidations, the sale of two branch locations in May of 1999 and the consolidation of data processing functions at BT and Philson. All other expenses declined by 4.4% primarily due to the elimination of duplicate cost structures at BT and Philson.

 BT's effective tax rate was 29.5% for the first half of 2000 compared to 28.9% for the same period of 1999. The change in the effective rate reflects the change in tax-exempt interest income and the application of permanent and temporary differences during the respective periods.

 CAPITAL ADEQUACY

 At June 30, 2000, BT continued to maintain capital levels designating BT as "Well Capitalized". BT's capital ratios as of June 30, 2000 and December 31, 1999 are presented in the table below. The required regulatory ratios, representing the level needed to meet "Adequately Capitalized" status are also presented.

                                                      Regulatory
                                  6-30-00   12-31-99  Requirement
                                  -------   --------  -----------
    Tier I Risk Based Ratio        12.37%     11.79%      4.00%
    Total Capital Risk Based Ratio 13.43%     12.83%      8.00%
    Tier I Leverage Ratio           9.06%      8.56%      4.00%

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

 The face amounts of financial instruments with off-balance-sheet risk at June 30, 2000 were as follows:

                        (In thousands)
                        Loan commitments                   $176,870
                        Standby letters of credit            11,480

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

                              ITEM 3
                              ------
   Quantitative and Qualitative Disclosures about Market Risk
   ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three or six months ended June 30, 2000. For additional information, refer to pages 50 and 51 in the Annual Report of BT on Form 10-K as filed on March 29, 2000 for the fiscal year ended December 31, 1999 which is incorporated by reference.

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

                              ITEM 4
                              ------
               Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     The Annual Meeting of BT was held on Tuesday, May 9, 2000, at the Holiday Inn-Downtown Johnstown, 250 Market Street, Johnstown, Pennsylvania. The following directors were elected:

Name                          Votes For         Votes Withheld   Term Expires
----                          ---------         --------------   ----------
James E. Croner               11,230,188            836,962        2004
Ethel J. Otrosina             11,282,908            784,242        2004
Harry F. Radcliffe            11,355,252            711,898        2004
James A. Ulmer                11,343,378            723,772        2004
Earl K. Wahl, Jr.             11,247,471            819,679        2004

                             ITEM 5
                             ------
                       Other Information
                       -----------------

Not applicable.

                             ITEM 6
                             ------
                Exhibits and Reports on Form 8-K
               ---------------------------------

(a) Exhibits
    ---------

Exhibit No.         Description                   Prior Filing or Sequential
-----------         -----------                      Page Number
                                                  -------------------------

 27.1               Financial Data Schedule       Filed herewith.


Reports on Form 8-K
-------------------

       The Registrant did not file any Current Reports on Form
       8-K during the second quarter of 2000.

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

  Date  August 14, 2000                   /s/ John H. Anderson
        ------------------                ----------------------------
                                          John H. Anderson, Chairman
                                          and Chief Executive Officer


  Date  August 14, 2000                   /s/ Brian H. Lehman
        ------------------                -------------------------------
                                          Brian H. Lehman,
                                          Senior Vice President and Chief
                                          Financial Officer

