Form 10-Q
period 2000-09-30
BT FINANCIAL CORP
filed 2000-11-14
CIK 716459

FORM 10-Q

                    Securities and Exchange Commission
                         Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended:  September 30, 2000

                                 or

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

                    16,683,294 shares common stock
                          ($5.00 par value)
                       as of October 31, 2000






                 BT FINANCIAL CORPORATION AND AFFILIATES
                             FORM 10-Q
                         September 30, 2000

 Part I.  Financial Information                                  Page No.
 ------------------------------                                  --------

     Item 1.
     -------
           Consolidated Balance Sheet - September 30, 2000
            and December 31, 1999                                      3

           Consolidated Statement of Income
            Three and Nine Months Ended September 30, 2000 and 1999    4

           Consolidated Statement of Cash Flows
            Nine Months Ended September 30, 2000 and 1999              5

           Consolidated Statement of Comprehensive Income
            Three and Nine Months Ended September 30, 2000 and 1999    6

           Notes to Consolidated Financial Statements                  7

     Item 2.
     -------
           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11

     Item 3.
     -------
          Quantitative and Qualitative Disclosures about Market Risk  22

 Part II.  Other Information
 ---------------------------

     Item 1.
     -------
          Legal Proceedings                                           22

     Item 6.
     -------
          Exhibits and Reports on Form 8-K                            22

 Signatures                                                           23

                                ITEM 1
                                ------
                         FINANCIAL STATEMENTS
                         --------------------
               BT FINANCIAL CORPORATION AND AFFILIATES
               ---------------------------------------
                      CONSOLIDATED BALANCE SHEET
                      --------------------------

(In thousands, except shares and per share data)
                                         SEPTEMBER 30     December 31
                                                 2000            1999
                                           (UNAUDITED)
                                         ----------------------------
ASSETS
Cash and cash equivalents                    $ 65,174        $ 65,812
Interest-bearing deposits with banks              236             136
Federal funds sold                                ---          49,000

Securities available-for-sale                 403,867         359,883
Securities held-to-maturity (market values
  of $1,988 at September 30, 2000 and
  $1,983 at December 31, 1999)                  2,000           1,999
                                         ----------------------------
            Total securities                  405,867         361,882
                                         ----------------------------

Loans                                       1,540,623       1,529,696
   Less:  Unearned income                       9,616          14,872
          Reserve for loan losses              16,253          15,654
                                         ----------------------------
             Net loans                      1,514,754       1,499,170

Premises and equipment                         27,829          29,265
Accrued interest receivable                    14,060          12,660
Other assets                                   43,094          42,747
                                         ----------------------------
            Total assets                  $ 2,071,014     $ 2,060,672
                                         ============================

LIABILITIES
Deposits:
       Non-interest-bearing               $   244,452     $   241,293
       Interest-bearing                     1,401,287       1,353,826
                                         ----------------------------
            Total deposits                  1,645,739       1,595,119

Federal funds purchased and securities sold
   under agreements to repurchase              59,090          37,607
Short-term borrowings                           3,600          78,750
Accrued interest payable                        9,941           7,840
Other liabilities                               5,183           6,319
Long-term borrowings                          150,900         150,010
                                         ----------------------------
           Total liabilities              $ 1,874,453     $ 1,875,645
                                         ----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized,
   None outstanding                              ---             ---
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 16,683,294 at September
   30, 2000 and December 31, 1999              83,416          83,416
Surplus                                        58,950          58,956
Retained earnings                              61,162          53,666
Accumulated other comprehensive (loss) income  (6,967)        (11,011)
                                        ------------------------------
         Total shareholders' equity           196,561         185,027
                                        ------------------------------
         Total liabilities and
            shareholders' equity          $ 2,071,014     $ 2,060,672
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

                 (In thousands, except shares and per share data)


                                    Three months ended      Nine months ended
                                       September 30            September 30
                                      2000       1999         2000       1999
                                    ------------------------------------------

  INTEREST INCOME
  Loans, including fees           $ 31,095   $ 30,059     $ 91,094   $ 85,514
  Investment securities:
       Taxable                       5,086      4,346       14,099     13,415
       Tax-exempt                    1,294      1,326        3,872      4,020
  Deposits with banks                    6          2           11          6
  Federal funds sold                   295        230        1,440        592
                                    ------------------------------------------
       TOTAL INTEREST INCOME        37,776     35,963      110,516    103,547
                                    ------------------------------------------

  INTEREST EXPENSE
  Deposits                          15,289     12,233       42,337     35,870
  Federal funds purchased
       and securities sold under
       agreements to repurchase        499        394        1,256      1,054
  Short-term borrowings                357        896        1,796      1,125
  Long-term borrowings               2,051      1,974        6,086      5,117
                                    ------------------------------------------
       TOTAL INTEREST EXPENSE       18,196     15,497       51,475     43,166
                                    ------------------------------------------
  NET INTEREST INCOME               19,580     20,466       59,041     60,381
  Provision for loan losses          1,685      1,894        3,785      5,064
                                    ------------------------------------------
       Net interest income
          after provision for
          loan losses               17,895     18,572       55,256     55,317
                                    ------------------------------------------

  OTHER INCOME
  Trust and investment management
    income                           1,054        982        3,314      3,000
  Fees for other services            2,605      2,791        7,645      7,695
  Net security (losses) gains           (1)       ---           71         90
  Other income                         332        398        1,056      1,397
                                    ------------------------------------------
       TOTAL OTHER INCOME            3,990      4,171       12,086     12,182
                                    ------------------------------------------

  OTHER EXPENSES
  Salaries and wages                 6,104      6,183       18,017     17,841
  Pension and other
    employee benefits                1,117      1,257        3,409      3,930
  Net occupancy expense              1,230      1,193        3,649      3,679
  Equipment expense                  1,506      1,522        4,311      4,541
  Amortization of intangible
    assets                             491        524        1,475      1,571
  Other taxes                          473        447        1,426      1,375
  Reorganization expense               ---      4,115          ---      4,204
  Other operating expense            3,082      3,512        9,764     10,461
                                    ------------------------------------------
       TOTAL OTHER EXPENSES         14,003     18,753       42,051     47,602
                                    ------------------------------------------
  INCOME BEFORE INCOME TAXES         7,882      3,990       25,291     19,897
  Provision for income taxes         2,322      1,156        7,452      5,744
                                    ------------------------------------------
       NET INCOME                 $  5,560    $ 2,834     $ 17,839   $ 14,153
                                    ==========================================

  Earnings per common share-Basic
    and Diluted                   $    .33    $   .17     $   1.07      $ .85
  Weighted average common shares
       Outstanding-Basic        16,683,294 16,683,294   16,683,294 16,683,294
   Weighted average common shares
       Outstanding-Diluted      16,683,294 16,683,294   16,683,294 16,683,664
  Dividends paid per common
       share                      $    .21    $   .19     $    .62      $ .52


The accompanying notes are an integral part of the consolidated financial statements.

                           BT FINANCIAL CORPORATION AND AFFILIATES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                                        (Unaudited)
                                        -----------
                                       (In thousands)
                                       --------------
                                                          Nine months ended
                                                             September 30
                                                            2000       1999
                                                         -------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 17,839   $ 14,153
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Provision for loan losses                           3,785      5,064
       Provision for depreciation and
         amortization                                      3,011      3,478
       Amortization of intangible assets                   1,475      1,571
       Amortization of premium, net of
         accretion of discount on loans and
         securities                                         (195)      (218)
       Deferred income taxes                                (414)      (631)
       Gain from sale of branches                            ---       (609)
       Realized net securities gains                         (71)       (90)
       Proceeds from sale of loans                        13,389     14,452
       Increase in interest receivable                    (1,400)      (353)
       Increase in interest payable                        2,101      2,257
       Equity in loss of limited partnerships                111        185
       Other assets and liabilities, net                  (4,910)       706
                                                          ------------------
         Net cash provided by operating activities        34,721     39,965
                                                          ------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities                        4,771     14,856
  Repayments and maturities of securities
    available-for-sale                                    16,086     35,864
  Repayments and maturities of securities
    held-to-maturity                                         ---     79,193
  Purchases of securities available-for-sale             (58,525)   (75,243)
  Purchase of securities held-to-maturity                    ---     (6,726)
  Net increase in interest-bearing deposits with banks      (100)       (32)
  Net decrease (increase) in federal funds sold           49,000    (32,300)
  Net increase in loans                                  (32,510)  (249,786)
  Purchases of premises and equipment and other           (1,575)      (663)
  Net increase in investment in limited partnerships         ---        (37)
                                                         --------------------
      Net cash used in investing activities              (22,853)  (234,874)
                                                         --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                50,620     18,427
  Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase   21,483     (4,915)
  Net (decrease) increase in short-term borrowings       (75,150)   125,842
  Common stock cash dividends paid                       (10,343)    (8,712)
  Proceeds from long-term borrowings                         900     50,000
  Payment on long-term borrowings                            (10)       (16)
  Other                                                       (6)       ---
                                                         --------------------
     Net cash (used in) provided by
       financing activities                              (12,506)    180,626
                                                         --------------------
  Decrease in cash and cash equivalents                     (638)    (14,283)
  Cash and cash equivalents at beginning
    of the year                                           65,812      67,823
                                                         --------------------
  Cash and cash equivalents at end of period            $ 65,174    $ 53,540
                                                        =====================


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
                               ----------------


                                      Three months ended     Nine months ended
                                         September 30           September 30
                                        2000      1999         2000      1999
                                     -------------------    ------------------
   Net income                        $ 5,560    $ 2,834     $ 17,839  $ 14,153

   Other comprehensive income (loss),
    net of tax:
   Unrealized holding gains (losses)
    on securities arising during
    period, net of tax of $2,019,
    $(609), $2,203, and $(5,474)       3,749     (1,131)       4,090   (10,164)
   Less: Reclassification adjustment
      for gains (losses) included in
      net income, net of tax of $0,
      $0, $25, and $31                   (1)          -           46        59
                                     -------------------    ------------------
   Other comprehensive income (loss),
    net of tax of $2,019, $(609),
    $2,178 and $(5,505)                3,750     (1,131)       4,044   (10,223)
                                     -------------------    ------------------
   Comprehensive income              $ 9,310    $ 1,703     $ 21,883   $ 3,930
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

                       BT FINANCIAL CORPORATION AND AFFILIATES
                       ---------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                     (Unaudited)


1. In the opinion of the management of BT Financial Corporation (BT or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of BT for the periods presented. All significant intercompany transactions have been eliminated in consolidation.
   The consolidated financial statements of BT include the accounts of BT and its wholly owned affiliates, Laurel Bank (Laurel), Laurel
   Trust Company (the Trust Company), Bedford Associates, Inc., Laurel Community Development Corporation, Bedford Associates of Delaware,
   Inc., Flex Financial Consumer Discount Company (Flex), and Laurel Investment Advisors, Inc. On July 14, 1999, BT completed a merger with First
   Philson Financial Corporation (Philson). At the time of the merger, Philson's assets were approximately $221 million. Philson owned
   First Philson Bank, N.A. and Flex, a finance company subsidiary.
   The merger was accounted for as a pooling-of-interests, and accordingly, BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods prior to the merger. These statements should be read in conjunction with the financial statements and the notes thereto included in BT's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31,
   1999.  The results of operations for the nine month period ended
   September 30, 2000 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $5.5 million at September 30, 2000, compared to $5.4 million at December 31, 1999 and $3.3 million at September 30, 1999. The corresponding loan loss valuation allowance was $1.0 million at September 30, 2000, compared to $1.1 million at December 31, 1999 and $475,000 at September 30, 1999. BT recognized $103,000 and $3,000 of interest revenue on impaired loans during the nine months ended September 30, 2000 and 1999, respectively. During the quarter ended September 30, 2000, the interest revenue recorded on impaired loans was $32,000 compared to $1,000 during the quarter ended September 30, 1999. The interest revenue during all periods in the current and prior year was recorded using the cash basis of income recognition.

4. Earnings Per Share
   ------------------

   The following table shows the calculation of basic and diluted earnings per share. Except for the nine months ended September 30, 1999, BT's stock options are antidilutive for the periods presented. Share and per share data has been adjusted to reflect the five percent stock dividend distributed on February 1, 2000.

                                  Three months ended        Nine months ended
                                     September 30             September 30
                                   2000        1999         2000         1999
                                  ------------------      -------------------

Basic Earnings Per Share:
   Net income (in thousands)    $ 5,560     $ 2,834     $ 17,839     $ 14,153
                                 ======      ======       ======       ======
   Weighted average number
    of common shares
    outstanding-Basic        16,683,294  16,683,294   16,683,294   16,683,294

   Basic Earnings Per
    Share                        $  .33      $  .17       $ 1.07       $  .85
                                 ======      ======       ======       ======

Diluted Earnings Per Share:
   Net Income (in thousands)    $ 5,560     $ 2,834     $ 17,839     $ 14,153
                                 ======      ======       ======       ======
   Weighted average number
    of common shares
    outstanding-Basic        16,683,294  16,683,294   16,683,294   16,683,294

  Effect of dilutive
   stock options                    ---         ---         ---           370
                                  -----      ------      ------        ------
  Weighted average number
   of common shares
   outstanding-Diluted       16,683,294  16,683,294   16,683,294   16,683,664
                             ==========  ==========   ==========   ==========

  Diluted Earnings
   Per Share                     $  .33      $  .17      $  1.07       $  .85
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

   In March of 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion (APB) No. 25". The interpretation is intended to provide accounting guidance involving stock compensation and to clarify certain problems that have arisen in practice since the issuance of APB No. 25 in October 1972. This interpretation was effective on July 1, 2000. BT does have a stock-based compensation plan, however, the interpretation did not have any impact on BT's financial position or results of operations upon adoption.


6. Litigation
   ----------

   On November 19, 1997, Laurel Capital Group, Inc., and its wholly-owned subsidiary, Laurel Savings Bank, filed a suit in the United States District Court in the Western District of Pennsylvania claiming that Laurel Bank infringed on its common law trademark and servicemark rights by using the name "Laurel" and a related logo in an undefined market area referred to as the "Pittsburgh area". The suit sought to enjoin Laurel from using its name and related logo in the "Pittsburgh area" and sought unspecified damages. Laurel Savings Bank is a thrift institution with five branch locations in the North Hills of Pittsburgh and one branch in Butler County. On October 26, 2000, the parties entered into a confidential agreement to settle this action. While the terms of the agreement are confidential, the financial portion of the settlement is not expected to have a material effect on BT's financial position or its results of operations. The parties agreed to a judgment of permanent injunction and other relief, whereby Laurel Bank has agreed to refrain from using the "Laurel" name or related logo on any bank documents, advertisements, or promotional materials in the "Pittsburgh area".

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

9. Subsequent Event
   ----------------

   BT purchased 1,729,373 shares of its common stock at $19.50 per share on November 8, 2000 in connection with a modified Dutch auction tender offer which expired on October 31, 2000.
   Accordingly, 14,953,921 shares of BT's common stock were outstanding on November 8, 2000. The purchased shares represented 10.4% of BT's 16,683,294 shares of common stock outstanding on October 31, 2000.

                                ITEM 2
                                ------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ----------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------


 The following is Management's Discussion and Analysis of the material changes in financial position between September 30, 2000 and December 31, 1999, and the material changes in results of operations comparing the three and nine month periods ending September 30, 2000 with the respective results for the comparable periods of 1999 for BT. The following should be read in conjunction with BT's Annual Report on Form 10-K for the year ended December 31, 1999.

 On July 14, 1999, BT completed a merger with First Philson Financial Corporation (Philson). Philson owned First Philson Bank, N.A. and Flex Financial Consumer Discount Company, a finance company subsidiary. At the time of the merger, Philson's assets were approximately $221 million. The merger was accounted for as a pooling-of-interests, and accordingly, BT's consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods prior to the merger. This acquisition strengthened BT's leading market position in Somerset County, Pennsylvania, where BT currently represents over one-third of total bank and thrift deposits.

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

 Strategic Initiatives
 ---------------------

 On September 26, 2000, BT announced a series of strategic initiatives to enhance future growth, provide increased shareholder value, and to ensure its ability to operate aggressively in a competitive financial services market. These initiatives may or may not be successful in increasing shareholder value. See BT's aforementioned discussion of "Forward Looking Statements." The following principal initiatives were announced:

 - A reorganization of BT's companies to a multi-channel, market-driven delivery system working from a disciplined customer focus. The reorganization includes an early retirement program;

 - The repurchase of up to ten percent of BT's Common Stock through a modified Dutch auction tender;

 - The adoption of BT's new "Promistar" brand name effective November 15, 2000, permitting the leveraging of BT's advertising resources and expansion of its markets; and

 - The rollout of a new e-commerce strategy featuring comprehensive Internet banking services.

 See BT's Current Report on Form 8-K dated September 26, 2000 for the press release which details the planned strategic initiatives listed above. The financial impact of these strategic actions is expected to result in a nonrecurring pre-tax charge to earnings of approximately $6.6 million in the fourth quarter of this year. Of that amount, $2.7 million is estimated to represent the cost of the early retirement program which is expected to result in a reduction of annual expenses of $1.0 million beginning in 2001.

 On November 6, 2000, BT announced the final results of the modified Dutch auction tender offer which expired on October 31, 2000. The final number of shares of BT common stock purchased was 1,729,373 shares at a price of $19.50 per share. The shares purchased represented 10.4% of BT's 16,683,294 shares of common stock outstanding on October 31, 2000. As of November 8, 2000, 14,953,921 shares of BT's common stock were outstanding.

 The purchase of the 1,729,373 shares at a purchase price of $19.50 per share, or $33.7 million in the aggregate, was funded through two revolving credit facilities and working capital. On November 1, 2000, BT entered into identical revolving credit facilities with SunTrust Bank and The Northern Trust Company (each, a "Lender" and together, the "Lenders"), each in an aggregate principal amount of up to $15.0 million. Each facility has a term of one year and each may be renewed for additional one year terms at the request of BT, subject to approval of the Lenders. Each facility bears interest on the principal amount borrowed at a rate equal to (i) the New York Federal Reserve Effective Federal Funds Rate plus 0.90%, or (ii) LIBOR plus 1.00%, or (iii) the prime rate less 1.00%, determined monthly at the option of BT. Interest is payable monthly in arrears. A facility fee of 0.175% of the total commitment amount is payable quarterly in arrears to each Lender. The facilities are unsecured; however, BT has granted the Lenders a negative pledge on investments held in BT's Delaware investment subsidiary such that BT must maintain investments with a minimum value of $10.0 million in that subsidiary. On November 8, 2000, BT borrowed the full amount available under each facility and funded the remaining amounts payable to purchase the shares tendered in the modified Dutch auction tender with working capital.

 FINANCIAL REVIEW
 ----------------

 Overview
 --------

 BT's primary financial objectives are to expand the growth and profitability of the Corporation through: (1) expansion and diversification of revenue streams in fee income, trust and investment management areas, (2) increases in market share growth by way of expanded sales-focused initiatives, (3) implementation of various efficiency strategies including the continuous refinement of BT's product delivery systems and (4) strategic mergers and acquisitions. Maintaining high asset quality while managing internal and merger-related growth remains an essential element in BT's expansion strategies. BT's strategic business plan targets retail consumers and small to mid-sized businesses by offering a full menu of banking and financial services.

 BT's merger with Philson in July 1999 increased total assets to approximately $2.0 billion. Philson's banking subsidiary, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties and was merged into Laurel Bank upon consummation of the merger. Philson also owned Flex Financial Consumer Discount Company (Flex), which continues to operate as a non-bank subsidiary of BT. Targeted synergies and efficiencies resulting from the merger have been realized as evidenced by an improved efficiency ratio of 56.8% in the first nine months of 2000 compared to 57.2% in the same period of 1999. Additionally, total other recurring expenses declined $926,000 over the same period. Cost-saving measures included the elimination of redundant overhead expenses and some branch closures due to overlapping market areas. During the fourth quarter of 1999, two branches of the former Philson Bank, N.A., along with one branch of Laurel, were closed and consolidated into nearby locations as a result of duplicate service areas created by the merger. BT is generating additional revenues through the expansion of Flex's market and by targeting trust and investment services to the former Philson customer base.

 BT reported net income of $17.8 million or $1.07 per share for the nine-month period ending September 30, 2000. These results represent a 4.9% increase over core operating earnings of $17.0 million or $1.02 per share earned in the same period of 1999. Nonrecurring after-tax expenses of approximately $3.2 million, consisting primarily of reorganization costs associated with the Philson merger in July 1999, were recorded in the 1999 period. Additionally, a one-time net after-tax gain of $366,000 was realized on the sale of two branch offices in the second quarter of 1999. The inclusion of these nonrecurring items reduced net income to $14.2 million or $.85 per share for the nine-month period ending September 30, 1999. The core earnings improvement was driven primarily by increased non-interest income along with a reduction in operating expenses and a lower loan loss provision which offset a decreased level of net interest income due to margin pressure. For the third quarter of 2000, BT reported net income of $5.6 million or $.33 per share, a 5.8% decline when compared to core operating earnings of $5.9 million or $.35 per share earned in the third quarter of 1999. Nonrecurring after-tax expenses, mainly due to the Philson merger, were $3.1 million in the third quarter of 1999 and reduced net income to $2.8 million or $.17 per share in that period. The quarterly core earnings decline was due mainly to a lower level of net interest income attributed to the higher interest rate environment experienced this year which has resulted in decreased loan demand and higher rates paid on deposits.

 On October 25, 2000, BT's Board of Directors declared a quarterly cash dividend of $.21 per share to shareholders of record on November 6, 2000, payable December 1, 2000. On a current year-to-date basis, dividends per share have increased 19.2% over the same period in 1999. This increase is in keeping with BT's practice of reflecting the Company's success in its dividend policy.

 CHANGES IN FINANCIAL POSITION

 Total assets at September 30, 2000 were $2.071 billion compared to $2.061 billion at December 31, 1999 and $2.106 billion at September 30, 1999. The 0.5% increase over year-end 1999 resulted from a higher level of loans and securities offset mostly by a decline in Federal Funds sold in connection with the retirement of $75 million in short-term borrowings at the Federal Home Loan Bank this year. The 1.7% decrease in total assets from September 30, 1999 was primarily due to the retirement of the $75 million in Federal Home Loan Bank short-term borrowings. Average total assets for the nine months ended September 30, 2000 were $2.039 billion, representing an increase of $67.2 million or 3.4% over the nine months ended September 30, 1999. Average total assets for the quarter ended September 30, 2000 were $2.055 billion, representing a $3.4 million or 0.2% increase over the quarter ended September 30, 1999. The increase over both periods was primarily due to increased earning asset levels. Average total assets increased by $30.7 million or 1.5% in the current quarter compared to the second quarter of 2000 due mainly to higher loan levels.

 Total shareholders' equity was $196.6 million at September 30, 2000 compared to $185.0 million at year-end 1999 and $184.4 million at
 September 30, 1999.   The increase of $11.5 million over year-end 1999
 and $12.2 million over September 30, 1999 was mainly due to BT's net income. The increases over both comparison periods also reflect an improvement in accumulated other comprehensive income due to higher market values on securities available-for-sale. At September 30, 2000, other comprehensive income improved $4.0 million and $1.2 million compared to year-end 1999 and September 30, 1999, respectively.

 Total loans outstanding at September 30, 2000, net of unearned income, increased $16.2 million, or 1.1%, compared to year-end 1999 versus a decrease of $27.4 million, or 1.8% compared to September 30, 1999. Total average loans, net of unearned income, increased 4.0% to $1.499 billion in the current nine-month period compared to the same period in 1999. Most of the $57.5 million average increase was due to a higher level of consumer and commercial loans which was partially offset by a decline in residential mortgage loans. Generally, loan growth has been somewhat below expectations due to the higher interest rates arising from the monetary tightening actions of the Federal Reserve throughout this year. BT's decline in residential mortgage lending has been typical of the activity experienced at most financial institutions in an increasing rate environment. Consumer and commercial loan levels have improved despite higher rates as lenders continue to target existing and potential customer relationship opportunities within BT's market area. In the current quarter, total average loans, net of unearned income, were down 1.6% over the third quarter of 1999 to $1.507 billion due mainly to decreased residential mortgage lending activity. However, average loans, net of unearned income, grew by 1.5% in the current quarter compared to the second quarter of this year. Most of this recent growth has occurred due to a higher level of consumer automotive lending. BT has no nationally syndicated or enterprise value technology credits in its market-centered loan portfolio. In addition, BT has no significant loan concentrations. BT has operated six local sales-focused banking regions throughout its market area, designed to incorporate local market knowledge with the backing of a corporate business plan tailored to offer customers a complete array of lending and other financial products. In 2000, BT has focused on enhancing its consumer loan function by centralizing the direct consumer lending area. The key benefits of this centralization include consistent credit scoring, quicker approval and turnaround time, enhanced documentation, and improved control over the entire loan process. Customers will benefit by the time-savings features inherent in the centralized structure and the resulting improvement in customer service. Additionally, BT has recently stimulated consumer lending demand by offering competitive rates on selected products through various promotional campaigns. In order to profitably expand customer relationships and meet customer needs, BT has expanded its offering of loan terms and maturities to its customer base. BT then executes funding strategies and other balance sheet management techniques to optimize the related impact on BT's operating results. As an example, BT has established secondary market relationships which allow the sale of certain longer-term loans. This enhances BT's capability to manage its balance sheet more effectively both from a liquidity and risk perspective while providing the potential for fee gains related to the asset sales. In 2000, BT has sold some selected residential mortgage and consumer home equity loans to third parties as part of the aforementioned strategy.

 BT's nonperforming assets increased $4.7 million, or 42.3%, and $3.9 million, or 33.6%, compared to year-end 1999 and September 30, 1999, respectively. The increase over both periods was principally due to the addition of two secured nonperforming commercial lending relationships totaling approximately $4.1 million at September 30, 2000. Total nonperforming assets represented .76% of total assets at September 30, 2000 compared to .53% and .56% at year-end 1999 and September 30, 1999, respectively. BT's loans are targeted to individuals and businesses within its marketing region. This strategy enables BT to leverage its local market expertise to attain its goal of a strong credit culture without exposure to areas outside of BT's markets.

 Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The BT Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. BT's reserve for loan losses was at a record level of $16.3 million on September 30, 2000, representing 1.06% of loans, net of unearned income, compared to 1.03% at year-end 1999 and 1.02% at September 30, 1999. BT has increased the loan loss reserve and will continue to monitor the effect of the economy and other trends on credit quality. The following table provides information with respect to the components of BT's nonperforming assets and related ratios for the periods indicated.

                                    September 30    December 31 September 30
    (In thousands)                          2000           1999         1999
                                    ----------------------------------------
    Loans 90 days or more past-due       $   926        $   582       $  509
    Restructured loans                       211            212          213
    Nonaccrual loans                      13,194          8,936        9,765
                                    ----------------------------------------
      Total nonperforming loans           14,331          9,730       10,487

    Other real estate owned                  395            502          471
    Repossessed assets                       953            784          778
                                    ----------------------------------------
      Total nonperforming assets        $ 15,679       $ 11,016     $ 11,736
                                    ========================================

    Nonperforming loans as a % of
      loans, net of unearned interest        .94%          .64%         .67%
    Reserve for loan losses to
      nonperforming loans                    1.1x          1.6x         1.5x
    Reserve for loan losses as a % of
      loans, net of unearned interest       1.06%         1.03%        1.02%



 Total investment securities have increased $44.0 million, or 12.2%, and $33.8 million, or 9.1%, compared to year-end 1999 and September 30, 1999, respectively. Most of the increase over both periods was due to a higher level of mortgage-backed securities in the current period. BT's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of BT's key growth strategies.

 Period-end total deposits increased by $50.6 million, or 3.2%, and $49.2 million, or 3.1%, compared to year-end 1999 and September 30, 1999, respectively. The increase over both periods was driven by higher certificate of deposit balances. BT has recently targeted growth in this product line by offering more aggressive rates for selected maturities. Total average deposits have increased 2.1% to $1.604 billion in the current nine-month period compared to the same period in 1999. For the current quarter, total average deposits were up 2.1% over the third quarter of 1999 to $1.628 billion. The nine-month and quarterly average increases were mainly due to certificate of deposit growth, which offset declines in savings, interest-checking, and money market accounts. Average demand deposits rose 1.2% in the current nine-month period over the same period last year while declining slightly by 0.7% in the current quarter compared to the third quarter of 1999. BTFC's funding strategy continues to emphasize growth in its core deposit base which provides funding at rates lower than current wholesale credit sources.

 BT's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) declined $53.7 million and $97.4 million compared to year-end 1999 and September 30, 1999, respectively, mainly due to the retirement of $75.0 million in short-term borrowings at the Federal Home Loan Bank
 (FHLB) this year.  BT had long-term borrowings of $150.0 million at

 September 30, 2000 provided by the FHLB during 1998 and 1999. The borrowings, scheduled to mature in years 2008 and 2009, had interest rates ranging from 4.99% to 5.56% at September 30, 2000. BT's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned income, as a percentage of deposits, were 93.0%, 95.0% and 97.6% at September 30, 2000, December 31, 1999, and September 30, 1999, respectively. BT strives to maintain the loan to deposit ratio under 100% in order not to become dependent on higher cost funding sources. Funding strategies are actively managed by BT's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.


 RESULTS OF OPERATIONS

 A five percent stock dividend was declared on December 22, 1999 to shareholders of record at January 4, 2000. The stock dividend was distributed on February 1, 2000. All per share data in the following discussions reflect the stock dividend.

 Third Quarter 2000 vs. Third Quarter 1999

 For the third quarter of 2000, BT produced net income of $5.6 million, or $.33 per share, compared to core operating earnings of $5.9 million, or $.35 per share earned in the same period of 1999. Nonrecurring after-tax expenses, mainly due to the Philson merger, were $3.1 million in the third quarter of 1999 and reduced net income to $2.8 million or $.17 per share in that period. The third quarter 5.8% decline in core earnings performance this year was primarily due to a lower level of net interest income in the current quarter reflecting lower loan demand and higher rates paid on deposits.

 The annualized core return on average assets for the third quarters of 2000 and 1999 was 1.07% and 1.14%, respectively. The annualized core return on average shareholders' equity was 11.42% in 2000 and 12.70% in 1999. The core return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity was 13.69% and 15.49% for the third quarters of 2000 and 1999, respectively. The above ratios exclude the impact of nonrecurring expenses occurring in the third quarter of 1999. Including the nonrecurring expenses, the ratios for the third quarter of 1999 were 0.55% (return on average assets), 6.10% (return on average equity), and 8.09% (return on average tangible equity).

 Fully taxable equivalent net interest income decreased $1.0 million, or 4.6%, to $20.6 million in the third quarter of 2000 compared to the third quarter of 1999. The decrease was primarily due to a decline in the net interest margin of 22 basis points to 4.19% in the current quarter. The decline in the margin has resulted from a rise in interest rates initiated by the Federal Reserve over the past year. The rising interest rate environment has the effect of reducing the net interest margin as the cost of funds rises faster than the yield on interest earning assets. Total average earning assets increased $6.7 million or 0.3% to $1.945 billion, while average interest-bearing liabilities declined $8.5 million or 0.5% to $1.605 billion in the current quarter compared to the third quarter of 1999. Average earning assets yielded 7.90% compared to 7.58% while the rate paid on average interest-bearing liabilities increased to 4.50% from 3.81% over the same period, respectively. The increased cost of funds has primarily resulted from both volume and rate increases in average certificates of deposit balances. For the current quarter, total average deposits were up 2.1% over the third quarter of 1999 to $1.628 billion. The average increase in certificate of deposit balances offset declines in savings, interest-checking, and money market accounts. BT has pursued growth in its core deposit base which provides funding at rates lower than current wholesale credit sources. BT will continue a disciplined loan and deposit strategy in the short term with less dependence on spread-based income over the longer term.

 The provision for loan losses decreased $209,000 in the third quarter of 2000, compared to the same period in 1999 due to management's assessment of the provision necessary to maintain an adequate reserve against inherent losses based upon the current and quality of the loan portfolio. Additionally, the provision has decreased due to the recent moderate loan activity. Net charge-offs for the third quarter were approximately $1.1 million in 2000 compared to $1.4 million in 1999. The decrease was due to a lower level of credit losses in consumer loans which more than offset an increase in charged off commercial loans. Net charge-offs represented .30% of average loans, net of unearned income, on an annualized basis for the third quarter of 2000 compared to .36% for the same quarter last year.

 In the third quarter of 2000, $4.0 million of non-interest income was recorded compared to $4.2 million in the third quarter of 1999. The modest decline was substantially due to lower fees earned in connection with decreased loan activity this year. Approximately $1.1 million in trust and investment management income, representing a 7.3% increase over the third quarter of last year, was realized in the current quarter as assets under management rose to a record market value of $832.8 million at September 30, 2000. As a percent of total revenue (net interest income and total other income), BT's total other income was 16.9% for the third quarters of 2000 and 1999. BT continues to emphasize growth in fee-related revenues as it seeks to expand and diversify its revenue streams and transact business more efficiently through technology that meets the needs of its customer base.

 In the current quarter, total non-interest expenses were $14.0 million, representing a reduction of $346,000 from the $14.3 million core expense level in the third quarter of 1999. This improvement directly resulted from the targeted synergies achieved in the Philson merger in July of 1999. Nonrecurring expenses, primarily related to the Philson merger, totaled $4.4 million in the third quarter of 1999. The core salaries and benefits level declined 1.8% despite a $168,000 reduction of the deferral of loan origination costs as prescribed under Statement of Financial Accounting Standards No. 91. The cost deferral reduction has resulted from decreased loan activity this year. Occupancy and equipment expenses were relatively flat in the current quarter compared to the third quarter of 1999. Other core operating expenses declined 6.9% reflecting the elimination of duplicative expense structures at BT and Philson. BT continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs.

 BT's effective tax rate was 29.5% for the third quarter of 2000 compared to 29.0% for the same period of 1999. The change in the effective rate reflects the change in tax-exempt interest income and the application of permanent differences during the respective periods.

 Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30,
 1999

 Consolidated net income increased 4.9%, to $17.8 million, or $1.07 per share in the first nine months of 2000 compared to core earnings of $17.0 million, or $1.02 per share earned in the same period of 1999. Nonrecurring after-tax expenses of approximately $3.2 million, consisting primarily of reorganization costs associated with the Philson merger were recorded in the 1999 period. Earnings in the nine month period ended September 30, 1999 were also impacted by a nonrecurring net after-tax gain of $366,000 realized in connection with the sale of two branches in the second quarter of 1999. The inclusion of the nonrecurring items reduced net income to $14.2 million or $.85 per share for the nine month period ending September 30, 1999. The improved core profit performance in net income growth of 4.9%, which excludes nonrecurring items, was largely a result of targeted cost savings from the July 1999 Philson merger and continued fee income increases. The rise in interest rates over the last year has increased the cost of funds and contributed to a decline in demand for loans, resulting in continued erosion of the net interest margin. Accordingly, net interest income declined $1.3 million or 2.2% when comparing the first nine months of 2000 to the same period of 1999. This decline was offset by a $1.3 million decrease in the provision for loan losses. BT's efficiency ratio of 56.8% in the first nine months of 2000 compared favorably to the 57.2% core ratio in the same period of 1999, reflecting the successful integration of Philson into BT and management's ongoing efforts to control overhead costs.

 For the first nine months of 2000, the annualized core return on average assets was 1.17% compared to 1.15% in 1999. The annualized core return on average shareholders' equity for the first nine months of 2000 and 1999 was 12.60% and 12.09%, respectively. The core return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.11% for the first nine months of 2000 compared to 14.81% in 1999. The above ratios exclude the impact of the 1999 nonrecurring items mentioned in the preceding paragraph. Including these nonrecurring items, the returns on average assets, equity, and tangible equity were .96%, 10.07% and 12.54% for the first nine months of 1999, respectively.

 BT's net interest margin, while still above peer levels, declined 32 basis points to 4.27% in the first nine months of 2000 compared to 4.59% in the same period of 1999. The decline has resulted from the rising interest rates experienced over the last year which have hampered loan growth and increased the cost of funds. Consequently, net interest income has decreased by 2.2% in the nine months ended September 30, 2000, compared to the same period in 1999. Average total earning assets, of which the largest component is loans, have increased 4.3% to $1.935 billion in the first nine months of 2000 compared to the same period in 1999. The earning asset growth, although somewhat below expectations due to higher interest rates, has served to mitigate the compression of the net interest margin this year. Average interest-bearing liabilities rose 3.8% to $1.596 billion in the first nine months of 2000 compared to the same period in 1999. Average earning assets yielded 7.81% over the first nine months of 2000 compared to 7.70% in the same period of 1999 while the rate paid on average interest-bearing liabilities increased to 4.30% from 3.76% over the same comparison period. The increased liability cost was mainly a result of volume and rate increases in certificates of deposit balances. The growth in average demand deposits of 1.2% in the first nine months of 2000 compared to the same period of 1999 offset some of the decline in the net interest margin. BT continues to emphasize growth in demand deposits which contribute additional funds available for investment at no interest cost.

 The provision for loan losses decreased $1.3 million in the first nine months of 2000, compared to the same period in 1999 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current quality of the loan portfolio. Additionally, the provision has decreased due to the recent moderate loan activity. Net charge-offs were approximately $3.2 million in 2000 compared to $2.9 million in 1999. The increase this year was substantially due to a higher level of residential mortgage loan recoveries in 1999. Net charge-offs represented .28% of average loans, net of unearned income, on an annualized basis for the first nine months of 2000 compared to .27% for the same period of last year.

 Total other income, excluding a $609,000 one-time gain from the sale of two branches in the second quarter of 1999, increased $513,000 or 4.4% in the first nine months of 2000 compared to the same period last year. The gain in other income reflects BT's continuing strategy of emphasis on growth in fee-related revenues and less reliance on net interest income. As a percent of total revenue, BT's total other income increased to 17.0% in the first nine months of 2000 compared to 16.1% for the same period of 1999, excluding the branch sale gain. Trust and investment management income increased $314,000, or 10.5%, to $3.3 million, reflecting continued expansion in assets under management. Service fees generated 63.3% of total other income in the first nine months of 2000. The other income component of total other income grew to $1.1 million, representing an increase of $268,000, or 34.0%, over 1999 (excluding the branch sale gains). The higher level was primarily due to an increase in early redemption certificate of deposit penalties and proceeds received in connection with a legal settlement. Security gains declined $19,000 in the first nine months of 2000 compared to the same period last year.

 Other expenses declined by 2.2% or $926,000 in the first nine months of 2000 compared to the first nine months of 1999 (excluding nonrecurring items), primarily due to the successful implementation of targeted cost savings associated with the Philson acquisition in July of 1999. Accordingly, BT's efficiency ratio improved to 56.8% for the first nine months of 2000 compared to 57.2% for the same period of 1999 reflecting the lower expense levels. Employee expense, excluding nonrecurring items, declined approximately 0.8% comparing the first nine months of 2000 to the same period in 1999. Net occupancy expense declined 0.8% and equipment expense declined 5.1% due to branch consolidations, the sale of two branch locations in May of 1999 and the consolidation of data processing functions at BT and Philson. Other core operating expenses, excluding nonrecurring items, declined by 2.7% primarily due to the elimination of duplicate cost structures at BT and Philson. Nonrecurring expenses, primarily related to the Philson merger, totaled $4.6 million in the nine months ended September 30, 1999.

 BT's effective tax rate was 29.5% for the first nine months of 2000 compared to 28.9% for the same period of 1999. The change in the effective rate reflects the change in tax-exempt interest income and the application of permanent differences during the respective periods.

 CAPITAL ADEQUACY

 At September 30, 2000, BT continued to maintain capital levels designating BT as "Well Capitalized". BT's capital ratios as of September 30, 2000 and December 31, 1999, and the required regulatory ratios representing the level needed to meet "Adequately Capitalized" status are presented in the table below.

                                                          Regulatory
                                    9-30-00   12-31-99    Requirement
                                    -------   --------    -----------
    Tier I Risk Based Ratio          12.14%     11.79%        4.00%
    Total Capital Risk Based Ratio   13.20%     12.83%        8.00%
    Tier I Leverage Ratio             9.07%      8.56%        4.00%


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

 The face amounts of financial instruments with off-balance-sheet risk at September 30, 2000 were as follows:

                        (In thousands)
                        Loan commitments                   $189,477
                        Standby letters of credit            11,185

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

                              ITEM 3
                              ------
     Quantitative and Qualitative Disclosures about Market Risk
     ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three or nine months ended September 30, 2000. For additional information, refer to pages 50 and 51 in the Annual Report of BT on Form 10-K as filed on March 29, 2000 for the fiscal year ended December 31, 1999 which is incorporated by reference.

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



                             ITEM 6
                             ------
                Exhibits and Reports on Form 8-K
               ---------------------------------


(a) Exhibits
    --------

Exhibit No.     Description                Prior Filing or Sequential
                                                 Page Number
-----------     -----------                      -----------

 27.1           Financial Data Schedule    Filed herewith.


(b) Reports on Form 8-K
    -------------------

    On September 26, 2000, BT filed a Current Report on Form 8-K under items 5 and 7 to announce the commencement of its Dutch auction tender offer on September 29, 2000 and to report BT's press releases dated September 26, 2000 regarding the commenced Dutch auction tender offer and BT's major strategic initiatives to enhance future earnings.

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


  Date November 14, 2000                 /s/ John H. Anderson
       ------------------                ----------------------------
                                         John H. Anderson, Chairman
                                         and Chief Executive Officer

  Date November 14, 2000                 /s/ Brian H. Lehman
       ------------------                -------------------------------
                                         Brian H. Lehman,
                                         Senior Vice President and Chief
                                         Financial Officer

