Form 10-K405
period 2000-12-31
PROMISTAR FINANCIAL CORP
filed 2001-03-30
CIK 716459

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000
                                      -----------------
                              OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                          ------------  -----------

                   Commission file number 0-12377
                                          -------

                PROMISTAR FINANCIAL CORPORATION
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The Registrant estimates that as of March 22, 2001, the aggregate market value of the voting and non-voting common shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $259,571,888 computed on the basis of $18.75 per share, the closing price on the NASDAQ Stock Market on March 22, 2001. The number of shares owned by "non-affiliates" has been determined, solely for purposes of the foregoing estimate, by subtracting all shares known by the Registrant to be beneficially owned by its directors or executive officers (1,110,087 shares in total) from the number of shares outstanding (14,953,921).

As of March 22, 2001, the Registrant had outstanding 14,953,921 shares of its Common Stock.

Documents incorporated by reference:                   Incorporated into:
------------------------------------                   -----------------
Portions of the 2000 Annual Report to Shareholders
     (the "2000 Annual Report")                          Part I and II
Portions of the Definitive Proxy Statement for the 2001
     Annual Meeting of Shareholders
     (the "2001 Proxy Statement")                          Part III


                PROMISTAR FINANCIAL CORPORATION
                           FORM 10-K
              Fiscal year ended December 31, 2000
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

Description of Business
-----------------------

     The Registrant, Promistar Financial Corporation, is a bank holding company located in Johnstown, Pennsylvania, which was incorporated under the laws of the Commonwealth of Pennsylvania on December 16, 1982.

     Effective November 15, 2000, the name of BT Financial Corporation was changed to Promistar Financial Corporation ("Promistar" or the "Corporation"). Additionally, the names of Laurel Bank, Laurel Trust Company, Laurel Community Development Corporation, and Laurel Investment Advisors, Inc. were changed to Promistar Bank, Promistar Trust Company, Promistar Community Development Corporation, and Promistar Investment Advisors, Inc., respectively, on the same date. The Common Stock of Promistar is traded in the NASDAQ Stock Market under the symbol "PRFC".

     Promistar's single wholly-owned banking subsidiary, Promistar Bank (the "Bank"), is headquartered in Johnstown, Pennsylvania. As of December 31, 2000, Promistar had six wholly-owned non-bank subsidiaries, Bedford Associates, Inc., which holds and leases property, Promistar Trust Company, a trust company which provides trust and investment services, Promistar Community Development Corporation, a corporation which conducts community development activities, Flex Financial Consumer Discount Company which provides consumer finance loans, Bedford Associates of Delaware, Inc., an investment holding company, and Promistar Investment Advisors, Inc., a registered investment advisor. At December 31, 2000 Promistar had total assets of $2.07 billion.

     Promistar's merger with First Philson Financial Corporation ("Philson") on July 14, 1999, increased total assets to approximately $2.0 billion. Philson's banking subsidiary, First Philson Bank, N.A., operated nine branches in Somerset and Fayette counties and was merged into the Bank upon consummation of the merger. Philson's assets totaled approximately $221 million on the merger date. The merger with Philson has been accounted for as a pooling-of-interests. Accordingly, Promistar's accompanying consolidated financial statements have been restated retroactively to include the accounts and operations of Philson for all periods presented prior to the merger. Philson also owned Flex Financial Consumer Discount Company (Flex), which continues to operate as a non-bank subsidiary of the Corporation. Promistar is generating additional revenues through the expansion of Flex's market and by targeting trust and investment services to the former Philson customer base. Flex currently operates four dedicated consumer finance offices, two of which were opened in 2000.

     Promistar's business consists primarily of the operations of Promistar Bank, its subsidiary bank. The Bank conducts business through a network of 72 full-service offices located throughout southwestern Pennsylvania. The Bank operates under the management of its own officers and directors, although certain financial and administrative functions, including auditing, marketing, human resources, investment, accounting, data processing and credit review, are coordinated through the Corporation. In addition, the Bank operates 58 automated teller machines located on both bank premises and off-premise sites.

The Bank is engaged in the business of commercial and retail banking. The Bank provides a full range of financial services to individuals, businesses and governmental bodies, including accepting demand, savings and time deposits, safe deposit facilities, electronic banking services, debit cards, money transfer services, and other banking services. The Bank also offers lending services, including consumer, real estate, commercial and industrial loans. The Bank has a fairly stable deposit base with no major seasonal depositor or group of depositors. The Bank's commercial customers are primarily small- to mid-sized businesses located in southwestern Pennsylvania. In 2000, the Bank restructured its operations along two customer divisions consisting of retail and commercial operations. Each customer division has a renewed focus on data-based marketing techniques which enables the Bank to better understand its customer base while profitably linking specific client needs to its product offerings. Also, a new risk management division, staffed with seasoned bankers, was formed at the Promistar corporate level to refine the detection and management of potential exposure issues. In 2000, Promistar introduced its new Internet site at www.promistar.com. The website offers customers a highly secure and convenient way to conduct many popular banking services including online bill payment and access to online check images.

     The Bank is a Pennsylvania bank and trust company and member of the Federal Reserve System with offices in Allegheny, Armstrong, Bedford, Blair, Butler, Cambria, Fayette, Greene, Indiana, Somerset, Washington, and Westmoreland Counties. At December 31, 2000, its assets totaled $2.04 billion, or
approximately 99% of Promistar's consolidated assets.   The
Bank's predecessor, Johnstown Bank and Trust Company ("Bank and Trust"), was formed in 1934 through the consolidation of five banks. During 1997, the Corporation adopted a single bank charter for its three former affiliate banks (Bank and Trust, Laurel Bank and Fayette Bank).

     Bedford Associates, Inc. is a Pennsylvania corporation which was formed in 1983. It holds and leases properties primarily used by Promistar's subsidiaries. Most of its properties are leased to the Bank for use as community banking offices.

     Promistar Trust Company is located in Johnstown, Pennsylvania and offers a wide range of corporate and personal trust services as well as pension and fiduciary services. It is a Pennsylvania-chartered trust company formed in 1990. Promistar Trust Company resulted from the consolidation of the trust business of the Corporation's former affiliate banks (Bank and Trust, Laurel Bank and Fayette Bank). At year-end 2000, the cost basis of trust assets under management at Promistar Trust Company totaled $694 million compared to $667 million at year-end 1999.

     Promistar Community Development Corporation was organized in 1992 to conduct community development activities. It is a for-profit Pennsylvania corporation conducting activities consisting of equity investments as a limited partner in various housing developments for low income individuals.

     Flex Financial Consumer Discount Company was formed in 1997.
It is a Pennsylvania corporation conducting business as a consumer discount company providing consumer finance loans to individuals.

     Bedford Associates of Delaware, Inc., a Delaware
Corporation, was formed in 1998 for the purpose of holding and managing certain investments of the Corporation.

     Promistar Investment Advisors, Inc., was formed in 1999. It is a Pennsylvania corporation and operates as a registered investment advisor providing investment advisory services.


Recent Developments
-------------------

     On February 26, 2001, Promistar announced entering into an agreement to merge with FNH Corporation ("FNH"), with Promistar as the surviving company. FNH's subsidiary, First National Bank of Herminie, Herminie, Pennsylvania, would be merged into the Bank. The agreement is subject to the receipt of regulatory approvals, FNH shareholder approval, and other conditions. The merger agreement provides that each FNH common share will receive
15.00 shares of Promistar Common Stock. Based on Promistar's closing per share market price on February 23, 2001 of $17.375, the last date prior to the announcement of the transaction, the total transaction value approximates $40.4 million or approximately $260.62 per share of FNH stock. On December 31, 2000, FNH had approximately $302 million in assets. Post-merger, Promistar's assets will total approximately $2.372 billion on a pro forma basis. The transaction will be accounted for as a purchase and is expected to be completed by July 30, 2001.

Recent and Pending Acquisitions
-------------------------------

     Merger and acquisition activities of the Corporation are detailed in "Note 4-Acquisitions" and "Note 22-Subsequent Event" on pages 29 and 42, respectively, of the "Notes to Consolidated
Financial Statements" in the 2000 Annual Report, which is incorporated herein by reference.

Competition
-----------

     The business of commercial and retail banking and bank-related services is highly competitive. The Corporation and its subsidiaries are subject to competition in all aspects of their businesses from banks as well as other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions, money market mutual funds, brokerage firms, investment companies, credit companies and insurance companies. They also compete with nonfinancial institutions, including retail stores that maintain their own credit programs, and with governmental agencies that make loans available to certain borrowers. Some of the Corporation's competitors are larger and have greater financial resources and facilities than the Corporation. The management of Promistar and its subsidiaries regularly reviews its product mix, services, fee structure, and locations in the evaluation of its competitive position. Additionally, acquisition prospects are considered periodically to maintain and strengthen Promistar's competitive position.

Employees
---------

     As of December 31, 2000, the Corporation and its subsidiaries had a total of 849 full time equivalent banking and administrative employees. Management considers its relationship with its employees to be satisfactory. The Corporation's executive offices are located at 551 Main Street, P.O. Box 1146, Johnstown, Pennsylvania 15907-1146. The telephone number is
(814) 532-3801.

Supervision and Regulation
--------------------------

     Promistar is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, Promistar is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("FRB") and is required to file reports with the FRB and provide such additional information as required by the FRB. Promistar may not, without prior approval of the FRB, acquire 5% or more of the voting shares of another bank. The BHCA and the Federal Reserve Act place restrictions on transactions between Promistar and its affiliates, including certain restrictions relevant to intercompany loans, dividends, and investments. Promistar, under the BHCA and subject to approval of the FRB, may acquire (1) banks and bank holding companies throughout the United States, subject to certain conditions, and (2) branches of established banks outside of Pennsylvania, subject to certain restrictions, including state opt-out provisions. Satisfactory Community Reinvestment Act and capital ratios ratings are generally required to obtain FRB approval of acquisitions.

     The enactment of the Graham-Leach-Bliley Act of 1999 (Act) overhauls the financial services industry regulatory framework that had its origins in the Depression Era of the 1930s. The Act, effective in 2000, generally allows bank holding companies such as Promistar broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing, and market-making. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a "financial holding company". To qualify as a financial holding company, a bank holding company must file an application with the Federal Reserve and certify that its subsidiary banks are well-managed and well-capitalized. Promistar intends to file such an application to qualify as a financial holding company. This status is expected to provide Promistar with additional flexibility in its quest to seek opportunities for future expansion and diversification of its revenue streams.

     Promistar Bank, as a state chartered bank, is subject to supervision, periodic examination and regulations of the Pennsylvania Department of Banking. Promistar Bank, as an insured bank, is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC to the maximum amount legally permitted, currently $100,000. The Bank is also a member of the Federal Reserve System and is subject to regulations of the Board of Governors of the Federal Reserve System.

     Promistar and its subsidiaries are subject to examination at the discretion of supervisory authorities. Promistar is under the jurisdiction of the SEC with respect to engaging in the offering and public sale and distribution of its securities. Promistar is also subject to SEC rules regarding insider trading, proxy statements and periodic reporting to shareholders.

     Promistar is a reporting company under Section 12(g) of the Securities and Exchange Act of 1934. Promistar files periodic and annual reports with the Securities and Exchange Commission (the "SEC") on Form 10-K, 10-Q and 8-K. The public may read the materials filed by Promistar with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains Promistar's reports, Promistar's proxy and information statements and other information regarding Promistar at www.sec.gov. Promistar maintains its own website at www.promistar.com.

Forward-Looking Statements
--------------------------

Except for historical information contained herein, the matters discussed in this report or incorporated by reference in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference in this report, the words "anticipate," "believe," "estimate," "may," "intend," "expect," "should" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to the following: changes in economic conditions (both generally and more specifically in the markets in which Promistar operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which Promistar has no control); other factors affecting Promistar's operations, markets, products and services; and other risks detailed in this report and in Promistar's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Executive Officers of the Registrant
------------------------------------

     Set forth below are the names of and certain information with respect to the executive officers of the Corporation. Pursuant to the Corporation's By-laws, officers serve at the discretion of the Board. There are no family relationships among any such persons.


    Name             Age           Positions and Offices Held
    ----             ---           --------------------------

John H. Anderson      50           Chairman, Chief Executive
                                   Officer and Director of the
                                   Corporation.

Steven C. Ackmann     49           President and Chief Operating
                                   Officer of the Corporation.
                                   Chairman, President and
                                   Director of the Bank.

Kim Craig             45           Executive Vice President of
                                   the Corporation.  President
                                   and Director of Promistar
                                   Trust Company and Promistar
                                   Investment Advisors, Inc.

George W. Hay          59          Executive Vice President of the
                                   Corporation.

Eric F. Rummel         48          Executive Vice President of the
                                   Corporation.

J. William Smith       53          Executive Vice President and Treasurer
                                   of the Corporation.  Treasurer
                                   and Assistant  Secretary of
                                   the Bank, Promistar Trust
                                   Company, and Promistar
                                   Investment Advisors, Inc.

Bethany L. Sullivan    45          Executive Vice President of the
                                   Corporation.

Brian H. Lehman        46          Senior Vice President and Chief
                                   Financial Officer of the
                                   Corporation.


  John H. Anderson has served as Chairman and Chief Executive Officer of
  ----------------
the Corporation since 1995. He served as Chairman, President and Chief Executive Officer of the Corporation from 1993 to 1995. He served as President and Chief Operating Officer of the Corporation from 1992 to 1993 and as Vice Chairman from 1991 to 1992.

  Steven C. Ackmann has served as President and Chief Operating Officer of
  -----------------
the Corporation since 1995 and President of the Bank since 2000.
Effective March 2001, he also serves as Chairman of the Bank. He served as a Vice Chairman of the Corporation from 1992 to 1995.

  Kim Craig has served as Executive Vice President of the Corporation and
  ---------
President of Promistar Investment Advisors, Inc. since 2000 and
President of Promistar Trust Company since 1990.  He served as
Vice Chairman of the Corporation from 1998 to 2000.

  George W. Hay has served as Executive Vice President of the Corporation
  -------------
since 2000. He served as Vice Chairman of the Corporation and Executive Vice President of the Bank from 1999 to 2000. He served as President and Chief Executive Officer of the former
First Philson Financial Corporation from 1991 to 1999.

  Eric F. Rummel has served as Executive Vice President, Risk Management
  --------------
Group, of the Corporation since 2000. He served as Vice Chairman of the Corporation from 1996 to 2000 and President of the Bank from 1997 to 2000. He served as President of Bank and Trust from 1995 to 1997.

  J. William Smith has served as Executive Vice President and Treasurer of
  ----------------
the Corporation and Treasurer and Assistant Secretary of Promistar Investment Advisors, Inc. since 2000. He has also served as Treasurer and Assistant Secretary of the Bank and Promistar Trust Company since 1998. He served as Vice Chairman and Treasurer of the Corporation from 1998 to 2000. He served as Vice Chairman of the Corporation from 1996 to 1998. He served as President and Chief Executive Officer of the former Moxham Bank
Corporation from 1986 to 1996.

  Bethany L. Sullivan has served as Executive Vice President and Chief
  -------------------
Marketing Officer of the Corporation since September 2000. Prior to her current position she was Director of Strategic e-Business for Adam Fillippo & Assoc. in 2000 and President of Infinity
Unlimited from 1998 to 2000.  From 1995 to 1998 she was Vice
President of the Infinity Group.

  Brian H. Lehman has served as Senior Vice President and Chief Financial
  ---------------
Officer of the Corporation since 1999.  He served as Vice
President and Controller of the Corporation from 1997 to 1999.
Prior to that time he was a Special Projects Director for Zamias
Services, Inc. from 1996 to 1997 and a Vice President for L.
Robert Kimball and Associates, Inc. from 1989 to 1996. He has been a Certified Public Accountant since 1979.

Item 2    Properties
------    ----------

     The executive offices of the Corporation are located at 551
Main Street, Johnstown, Pennsylvania, in an office building owned by Bedford Associates, Inc. The building is occupied by the Corporation, Promistar Trust Company, and other unrelated business concerns.

     The Bank operates 72 full-service banking offices located throughout southwestern Pennsylvania, 57 of which are owned by the Bank free of liens and encumbrances. All properties and buildings are in good condition and are continually maintained against normal wear and tear. The remaining 15 offices are operated under leases which, including renewal options, expire at various times between 2001 and 2029. Bedford Associates, Inc. owns 4 of the 15 leased properties, which are leased to the Bank as community banking offices.

Item 3    Legal Proceedings
------    -----------------

     Information required to be furnished pursuant to this Item is set forth in the 2000 Annual Report in Note 18 of the "Notes to Consolidated Financial Statements" on page 39 under the caption "Litigation" which is incorporated herein by reference.


Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     None.


                             Part II

     Information required to be furnished pursuant to Part II of this report is set forth in the 2000 Annual Report under the captions and on the pages indicated below, and is incorporated herein by reference.

                                                       Page in
                                                     2000 Annual
               Caption in 2000 Annual Report           Report
               -----------------------------         ----------

Item 5    Market for the Registrant's Common
------    ----------------------------------
          Equity and Related Stockholder Matters
          --------------------------------------

          Market Price and Cash Dividends                 44

          Regulatory Requirements                         36

Item 6    Selected Financial Data
------    -----------------------

          Selected Consolidated Financial Data            43

Item 7    Management's Discussion and Analysis
------    ------------------------------------
          of Financial Condition and Results of
          -------------------------------------
          Operations
          ----------

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   44-59

Item 7A   Quantitative and Qualitative Disclosures
-------   ----------------------------------------
          about Market Risk
          -----------------

          Liquidity and Market Risk Management         57-59

Item 8    Financial Statements and Supplementary Data
------    -------------------------------------------

          Report of Independent Accountants               21

          Consolidated Balance Sheet                      22

          Consolidated Statement of Income                23

          Consolidated Statement of Cash Flows            24

          Consolidated Statement of Changes
          in Shareholders' Equity                         25

          Consolidated Statement of Comprehensive
          Income                                          25

          Notes to Consolidated Financial
          Statements                                   26-42

          Supplemental Financial Data                     42

Item 9    Changes in and Disagreements with Accountants
------    ---------------------------------------------
          on Accounting and Financial Disclosure
          --------------------------------------

          None

                            Part III



Item 10   Directors and Executive Officers of the Registrant
-------   --------------------------------------------------


          Information required to be furnished pursuant to this Item regarding directors of the Corporation is set forth in the 2001 Proxy Statement under the caption "Board of Directors", and is incorporated herein by reference. Information required to be furnished pursuant to this Item is set forth in the 2001 Proxy Statement under the caption "Compliance with Section 16
          (a) of the Securities Exchange Act of 1934," and is incorporated herein by reference. Information required to be furnished pursuant to this Item regarding executive officers of the Corporation is set forth in
          Part I of this Report and is incorporated herein by reference.


Item 11   Executive Compensation
-------   ----------------------

          Information required to be furnished pursuant to this
          Item is set forth in the 2001 Proxy Statement under the captions "Executive Compensation" and "Board of Directors -- Directors' Compensation", and is incorporated herein by reference. The "Executive Committee Report on Compensation" set forth in the 2001 Proxy Statement is specifically not incorporated herein by reference.


Item 12   Security Ownership of Certain
-------   -----------------------------
          Beneficial Owners and Management
          --------------------------------

          Information required to be furnished pursuant to this
          Item is set forth in the 2001 Proxy Statement under the captions "Board of Directors", "Executive Compensation" and "Stock Ownership" and is incorporated herein by reference.


Item 13   Certain Relationships and Related Transactions
-------   ----------------------------------------------

          Information required to be furnished pursuant to this
          Item is set forth in the 2001 Proxy Statement under the caption "Transactions with Directors' Companies" and is incorporated herein by reference.

                            Part IV


Item 14   Exhibits, Financial Statement
-------   -----------------------------
          Schedules and Reports on Form 8-K
          ---------------------------------

(a) (1)   Financial Statements
          --------------------

          The consolidated financial statements of Promistar Financial Corporation and affiliates together with the report of PricewaterhouseCoopers LLP dated January 23, 2001 (except for Note 22, which is dated February 26,
          2001) are described herein in Part II, Item 8 - Financial Statements and Supplementary Data appear on pages 21 through 42 of the 2000 Annual Report and are incorporated herein by reference.

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

(b)       Reports on Form 8-K
          -------------------

          The Corporation did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

          The Corporation filed a Current Report on Form 8-K under Items 5 and 7 on February 27, 2001 to report the following:

           (1) The entering into of an Agreement and Plan to Reorganization with FNH whereby FNH would be merged with and into the Corporation;
           (2)  A Stock Option Agreement between the Corporation and FNH;
                and
           (3) The Corporation's press release regarding the announcement of the planned merger between the Corporation and FNH.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                PROMISTAR FINANCIAL CORPORATION
                -------------------------------
                          (Registrant)



By:  /s/ John H. Anderson               Date: March 28, 2001
     -----------------------------            ----------------
     Chairman, and Chief Executive
     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:


     /s/ John H. Anderson               Date: March 28, 2001
     -----------------------------            ----------------
     John H. Anderson
     Chairman, and Chief Executive
     Officer and Director

     Principal Financial Officer:


     /s/ Brian H. Lehman                Date: March 28, 2001
     -----------------------------            ----------------
     Brian H. Lehman
     Senior Vice President
     and Chief Financial Officer

     Principal Accounting Officer:


     /s/ David A. Casado                Date: March 28, 2001
     ----------------------------             ----------------
     David A. Casado
     Vice President and Controller

Directors:



                                        Date: March 28, 2001
------------------------------                ----------------
G. Scott Baton II


/s/ James E. Croner                     Date: March 28, 2001
------------------------------                ----------------
James E. Croner


                                        Date: March 28, 2001
------------------------------                ----------------
Louis G. Galliker


/s/ William B. Kania                    Date: March 28, 2001
------------------------------                ----------------
William B. Kania


/s/ Edward L. Mears                     Date: March 28, 2001
------------------------------                ----------------
Edward L. Mears


/s/ Roger S. Nave                       Date: March 28, 2001
------------------------------                ----------------
Roger S. Nave


/s/ Harry F. Radcliffe                  Date: March 28, 2001
------------------------------                ----------------
Harry F. Radcliffe


/s/ Robert G. Salathe, Jr.              Date: March 28, 2001
------------------------------                ----------------
Robert G. Salathe, Jr.


                                        Date: March 28, 2001
------------------------------                ----------------
William R. Snoddy


/s/ Gerald W. Swatsworth                Date: March 28, 2001
------------------------------                ----------------
Gerald W. Swatsworth


/s/ W. A. Thomas                        Date: March 28, 2001
------------------------------                ----------------
W. A. Thomas


/s/ Rowland H. Tibbott, Jr.             Date: March 28, 2001
------------------------------                ----------------
Rowland H. Tibbott, Jr.


/s/ James A. Ulmer                      Date: March 28, 2001
------------------------------                ----------------
James A. Ulmer



/s/ Earl K. Wahl, Jr.                   Date: March 28, 2001
------------------------------                ----------------
Earl K. Wahl, Jr.



/s/ Thomas A. Young                     Date: March 28, 2001
------------------------------                ----------------
Thomas A. Young


/s/ Donato B. Zucco                     Date: March 28, 2001
------------------------------                ----------------
Donato B. Zucco

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

Exhibit                                        Prior Filing or Sequential
Number           Description                         Page No. Herein
-------          -----------                   --------------------------

 2.1    Amended Agreement and Plan of          Incorporated by reference
        Reorganization dated August 26,        to Registration Statement on
        1998 by and among the                  Form S-4 (No. 333-61683)
        Corporation, Laurel Bank and           filed on September 3, 1998.
        The Peoples National Bank of
        Rural Valley.

 2.2    Agreement and Plan of                  Incorporated by reference
        Reorganization by and between          to Amendment No. 1 of
        the Corporation and Philson dated      Registration Statement on
        February 23, 1999                      Form S-4 (No. 333-76295)
                                               filed on June 2, 1999.

 2.3    Agreement and Plan of Reorganization   Incorporated by reference to
        dated as of February 24, 2001 by       Exhibit 2.1 to Current Report
        and between Promistar and FNH          on Form 8-K filed on February
                                               27, 2001.

 3.1    Articles of Incorporation as           Incorporated by reference
        amended to August 16, 1991             to Registration Statement
                                               on Form S-4 (No. 33-69112)
                                               filed on October 15, 1993.

 3.2    Amendment to Articles of               Incorporated by reference
        Incorporation dated June 4, 1997       to Registration Statement
                                               on Form S-4 (No. 333-61683)
                                               filed on September 3, 1998.

 3.3    Amendment to Articles of               Filed herewith.
        Incorporation dated October 27,
        2000

 3.4    By-laws as amended to                  Incorporated by reference to
        September 23, 1992                     Registration Statement on
                                               Form S-4 (No. 33-69112)
                                               filed on October 15, 1993.

 10.1   Supplemental Executive Benefit         Incorporated by reference to
        Plan dated July 23, 1997.*             Exhibit 10.1 to the
                                               Corporation's Annual Report on
                                               Form 10-K for the year ended
                                               December 31, 1997.

 10.2   Key Employee Incentive                 Incorporated by reference to
        Compensation Plan dated                Exhibit 10.2 to the Corporation's
        July 24, 1996.*                        Annual Report on Form 10-K for
                                               the year ended December 31, 1996.

 10.3   Moxham Bank Corporation                Incorporated by reference to
        Executive Retirement Plan              Exhibit 10.3 to the Corporation's
        dated January 1, 1987, as              Annual Report on Form 10-K for
        amended and restated.*                 the year ended December 31, 1996.

 10.4   1998 Equity Incentive Plan             Incorporated by reference to
        dated May 12, 1998.*                   Exhibit 10.4 to the Corporation's
                                               Quarterly Report on Form 10-Q
                                               for the quarter ended June 30,
                                               1998.


 10.5   Employment Agreement by and            Incorporated by reference to
        between the Corporation                Exhibit 10.5 to the
        and Laurel Bank and                    Corporation's Annual
        George W. Hay.*                        Report on Form 10-K for the
                                               year ended December 31, 1999.

 10.6   Stock Option Agreement dated as of     Incorporated by reference to
        February 24, 2001 between Promistar    Exhibit 10.1 to Current Report
        and FNH                                on Form 8-K filed on
                                               February 27, 2001.

 13.1   All portions of the Promistar          Filed herewith.
        Financial Corporation
        2000 Annual Report to
        Shareholders that are
        incorporated herein by
        reference.

 21.1   Subsidiaries of the Corporation        Filed herewith.

 23.1   Consent of                             Filed herewith.
        PricewaterhouseCoopers LLP,
        independent accountants
        for the Corporation.

 23.2   Consent of S.R. Snodgrass, A.C.,       Filed herewith.
        independent accountants for
        the former First Philson
        Financial Corporation.



         * Indicates exhibit is a management contract or compensation plan or arrangement.


     The Corporation will furnish to requesting shareholders a copy of any exhibit(s) listed above upon payment of $5.00 plus $0.10 per page to cover the Corporation's expenses in furnishing such exhibit(s). Requests should be directed in writing to Jeffrey S. Hunt, Corporate Secretary, Promistar Financial Corporation, 551 Main Street, P. O.
Box 1146, Johnstown, Pennsylvania 15907-1146.

