Form 10-Q
period 2001-03-31
PROMISTAR FINANCIAL CORP
filed 2001-05-14
CIK 716459

                                   FORM 10-Q

                      Securities and Exchange Commission
                            Washington, D.C.  20549

               [X]   Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2001
                                      or
               [_]   Transition Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________

                         Commission file no.:  0-12377


                        PROMISTAR FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                  Pennsylvania                     25-1441348
                  ------------                     ----------
       (State of Incorporation)      (I.R.S. Employer Identification Number)

                551 Main Street, Johnstown, Pennsylvania  15901
               ------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

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

                        Yes  X              No ___
                            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       14,953,921 shares of common stock
                               ($5.00 par value)
                               as of May 3, 2001

                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                                   FORM 10-Q
                                March 31, 2001

Part I.  Financial Information                                      Page No.
------------------------------                                      --------
     Item 1.
     -------
       Consolidated Balance Sheet - March 31, 2001
       and December 31, 2000                                               3

       Consolidated Statement of Income
       Three Months Ended March 31, 2001 and 2000                          4

       Consolidated Statement of Cash Flows
       Three Months Ended March 31, 2001 and 2000                          5

       Consolidated Statement of Comprehensive Income
       Three Months Ended March 31, 2001 and 2000                          6

       Notes to Consolidated Financial Statements                          7

     Item 2.
     -------
       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                10

     Item 3.
     -------
       Quantitative and Qualitative Disclosures about Market Risk         19

Part II.  Other Information
---------------------------

     Item 5.
     -------
       Other Information                                                  19

     Item 6.
     -------
       Exhibits and Reports on Form 8-K                                   19

 Signatures                                                               21

                                    ITEM 1
                                    ------
                             FINANCIAL STATEMENTS
                             --------------------
                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                                March 31    December 31
                                                                     2001          2000
 (In thousands, except shares and per share data)              (Unaudited)
---------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                      $   55,946    $   60,410
Interest-bearing deposits with banks                                  803           115
Federal funds sold                                                 24,000        27,500

Securities available-for-sale                                     402,361       399,252
Securities held-to-maturity (market value
   of $1,999 at December 31, 2000)                                     --         2,000
                                                               ------------------------
      Total securities                                            402,361       401,252
                                                               ------------------------

Loans                                                           1,518,134     1,526,230
   Less:  Unearned interest                                         7,253         8,283
      Reserve for loan losses                                      17,602        16,751
                                                               ------------------------
      Net loans                                                 1,493,279     1,501,196
                                                               ------------------------

Premises and equipment                                             25,775        26,244
Accrued interest receivable                                        13,009        13,941
Other assets                                                       40,933        39,680
                                                               ------------------------
      Total assets                                             $2,056,106    $2,070,338
                                                               ========================
LIABILITIES
Deposits:
   Non-interest-bearing                                        $  248,929    $  243,785
   Interest-bearing                                             1,395,416     1,422,019
                                                               ------------------------
      Total deposits                                            1,644,345     1,665,804
Federal funds purchased and securities
   sold under agreements to repurchase                             42,443        37,064
Short-term borrowings                                              31,112        33,334
Accrued interest payable                                           10,688         9,553
Other liabilities                                                   6,968         7,174
Long-term borrowings                                              151,265       151,031
                                                               ------------------------
      Total liabilities                                         1,886,821     1,903,960
                                                               ------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized                                         --            --
   None outstanding
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 16,683,294 at March 31, 2001
   and December 31, 2000                                           83,416        83,416
   shares outstanding: 14,953,921 at March 31, 2001
   and December 31, 2000
Surplus                                                            58,950        58,950
Retained earnings                                                  59,792        58,344
Treasury stock at cost, 1,729,373 shares at March 31, 2001
   and December 31, 2000                                          (34,012)      (34,012)
Accumulated other comprehensive income (loss)                       1,139          (320)
                                                               ------------------------
      Total shareholders' equity                                  169,285       166,378
                                                               ------------------------
      Total liabilities and shareholders equity                $2,056,106    $2,070,338
                                                               ========================

The accompanying notes are an integral part of the consolidated financial statements.

                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                ----------------------------------------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                                  -----------

               (In thousands, except shares and per share data)

                                                              Three months ended
                                                                   March 31
                                                             2001            2000
                                                        -----------------------------
INTEREST INCOME

Loans, including fees                                   $      30,902   $      30,066
Investment securities:
       Taxable                                                  4,205           3,829
       Tax-exempt                                               1,275           1,292
Dividends                                                         541             555
Deposits with banks                                                 3               2
Federal funds sold                                                256             611
                                                        -----------------------------
   Total interest income                                       37,182          36,355
                                                        -----------------------------

INTEREST EXPENSE

Deposits                                                       16,016          13,064
Federal funds purchased and securities sold
  under agreements to repurchase                                  480             363
Short-term borrowings                                             513           1,014
Long-term borrowings                                            2,015           2,014
                                                        -----------------------------
    Total interest expense                                     19,024          16,455
                                                        -----------------------------

NET INTEREST INCOME                                            18,158          19,900

Provision for loan losses                                       2,200           1,203
                                                        -----------------------------
Net interest income after
        provision for loan losses                              15,958          18,697
                                                        -----------------------------

OTHER INCOME

Trust and investment management income                          1,087           1,130
Fees for other services                                         2,417           2,363
Net security gains                                              1,077              30
Other income                                                      291             337
                                                        -----------------------------
    Total other income                                          4,872           3,860
                                                        -----------------------------

OTHER EXPENSES

Salaries and wages                                              5,957           5,960
Pension and other employee benefits                             1,356           1,134
Net occupancy expense                                           1,339           1,243
Equipment expense                                               1,521           1,392
Amortization of intangible assets                                 488             492
Other taxes                                                       492             481
Other operating expense                                         3,391           3,097
                                                        -----------------------------
    Total other expenses                                       14,544          13,799
                                                        -----------------------------

INCOME BEFORE INCOME TAXES                                      6,286           8,758
Provision for income taxes                                      1,698           2,639
                                                        -----------------------------
            NET INCOME                                          4,588           6,119
                                                        -----------------------------

Earnings per common share - Basic and Diluted           $         .31   $         .37
Weighted average common shares outstanding - Basic         14,953,921      16,683,294
Weighted average common shares outstanding - Diluted       14,959,000      16,683,294

Dividends paid per common share                         $         .21   $         .20

The accompanying notes are an integral part of the consolidated financial statements.

                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)
                                  -----------
                                (In thousands)
                                --------------

                                                               Three months ended
                                                                     March 31
                                                                   2001       2000
                                                              --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   4,588   $  6,119
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                                     2,200      1,203
    Provision for depreciation and amortization                     841      1,026
    Amortization of intangible assets                               488        492
    Amortization of premium, net of accretion of
      discount on loans and securities                              (48)        13
    Deferred income taxes                                          (398)       (93)
    Realized net securities gains                                (1,077)       (30)
    Equity loss from limited partnerships                            37         32
    Proceeds from sale of loans                                   1,587      4,442
    Decrease (increase) in interest receivable                      932       (351)
    Increase in interest payable                                  1,135      1,039
    Other assets and liabilities, net                            (2,180)      (433)
                                                              --------------------
         Net cash provided by operating activities                8,105     13,459
                                                              --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                               100,775      3,627
Repayments and maturities of securities available-for-sale       56,934      2,537
Repayments and maturities of securities held-to-maturity          2,000         --
Purchase of securities available-for-sale                      (157,502)   (20,753)
Net increase in interest-bearing deposits with banks               (688)      (604)
Net decrease in federal funds sold                                3,500     44,000
Net decrease in loans                                             4,177     20,865
Purchases of premises and equipment and other                      (372)      (379)
Net increase in investment in limited partnership                  (185)        --
                                                              --------------------
         Net cash provided by investing activities                8,639     49,293
                                                              --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                        (21,459)   (10,259)
Net increase (decrease) in Federal Funds purchased and
  securities sold under agreements to repurchase                  5,379     (1,810)
Net decrease in short-term borrowings                            (2,222)   (52,415)
Common stock cash dividends paid                                 (3,140)    (3,336)
Proceeds from long-term borrowings                                  234         --
Payment on long-term borrowings                                      --         (6)
Other                                                                --         (6)
                                                              --------------------
    Net cash used in financing activities                       (21,208)   (67,832)
                                                              --------------------

Decrease in cash and cash equivalents                            (4,464)    (5,080)
Cash and cash equivalents at beginning of the year               60,410     65,812
                                                              --------------------
Cash and cash equivalents at end of period                    $  55,946   $ 60,732
                                                              ====================

The accompanying notes are an integral part of the consolidated financial statements.

                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                ----------------------------------------------
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                ----------------------------------------------
                                  (Unaudited)
                                  -----------
                                (In thousands)
                                --------------

                                                         Three months ended
                                                               March 31
                                                           2001        2000
                                                         ------------------

   Net income                                            $4,588      $6,119
                                                         ------------------

   Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on
     securities arising during period, net of tax of
     $1,163 in 2001 and $(58) in 2000                     2,159        (109)
   Less:  Reclassification adjustment for
      gains included in net income, net of tax of
      $377 in 2001 and $11 in 2000                          700          19
                                                         ------------------
   Other comprehensive income (loss), net of tax of
     $786 in 2001 and $(69) in 2000                       1,459        (128)
                                                         ------------------
   Comprehensive income                                  $6,047      $5,991
                                                         ==================

     The accompanying notes are an integral part of the consolidated financial statements.

                PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                ----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)

1. In the opinion of the management of Promistar Financial Corporation (Promistar or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of Promistar for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of Promistar include the accounts of Promistar and its wholly owned affiliates, Promistar Bank, Promistar Trust Company, Bedford Associates, Inc., Promistar Community Development Corporation, Bedford Associates of Delaware, Inc., Flex Financial Consumer Discount, Promistar Investment Advisors, Inc., and Promistar Capital Advisors, Inc. These statements should be read in conjunction with the financial statements and the notes thereto included in Promistar's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $2.0 million at March 31, 2001, compared to $2.3 million at December 31, 2000 and $6.6 million at March 31, 2000. The corresponding loan loss valuation allowance was $198,000 at March 31, 2001 compared to $350,000 at December 31, 2000 and $1.1 million at March 31, 2000. Promistar recognized $32,000 and $39,000 of interest revenue on impaired loans during the three months ended March 31, 2001 and 2000, respectively. The interest revenue on such loans was recorded using the cash basis of income recognition in both years.

4.  Earnings Per Share
    ------------------

    The following table shows the calculation of basic and diluted earnings per share.

                                                         Three months ended
                                                               March 31
                                                              2001         2000
                                                       -----------  -----------
    Basic Earnings Per Share:
    Net income(in thousands)                           $     4,588  $     6,119
                                                       ===========  ===========

    Weighted average number
         of common shares
         outstanding-Basic                              14,953,921   16,683,294

    Basic Earnings Per Share                           $       .31  $       .37
                                                       ===========  ===========

    Diluted Earnings Per Share:
    Net income (in thousands)                          $     4,588  $     6,119
                                                       ===========  ===========

    Weighted average number
         of common shares
         outstanding-Basic                              14,953,921   16,683,294

    Effect of dilutive stock options                         5,079          ---
                                                       -----------  -----------

    Weighted average number
         of common shares
         outstanding-Diluted                            14,959,000   16,683,294
                                                       ===========  ===========

    Diluted Earnings Per Share                         $       .31  $       .37
                                                       ===========  ===========

5.  Recent Accounting Pronouncements
    --------------------------------

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which postponed the adoption date of SFAS No. 133. As such, the Corporation is not required to adopt SFAS No. 133 until fiscal year 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for

    Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Corporation adopted these standards on January 1, 2001. The adoption of these standards did not have a material impact on the Corporation's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. The Corporation adopted SFAS No. 140 effective January 1, 2001. The adoption of SFAS No. 140 did not have a material impact on the Corporation's financial position or results of operations as the Corporation does not engage in these types of transactions.

6.  Litigation
    ----------

    Due to the nature of their activities, Promistar and its subsidiaries are at all times engaged in various legal proceedings which arise in the normal course of their businesses. While it is difficult to predict the outcome of these proceedings, management believes the ultimate liability, if any, will not materially affect Promistar's consolidated financial position or results of operations.

7.  Pending Acquisition
    -------------------

    On February 24, 2001, Promistar entered into an Agreement and Plan of Reorganization to merge with FNH Corporation ("FNH"), with Promistar as the surviving company. Under the agreement, FNH's subsidiary, First National Bank of Herminie, Herminie, Pennsylvania, would be merged into Promistar Bank, with Promistar Bank as the surviving bank. The agreement is subject to the receipt of regulatory approvals, FNH shareholder approval, and other conditions. The merger agreement provides that each FNH common share will be exchanged for 15.00 shares of Promistar Common Stock. Based on Promistar's closing per share market price on May 3, 2001 of $17.55, the total transaction value approximates $40.8 million or approximately $263.25 per share of FNH stock. On March 31, 2001, FNH had approximately $305 million in assets. The transaction will be accounted for as a purchase and is expected to be completed in the third quarter of 2001.

                                    ITEM 2
                                    ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following is Management's Discussion and Analysis of the material changes in financial position between March 31, 2001 and December 31, 2000, and the material changes in results of operations comparing the three month period ending March 31, 2001 with the results for the comparable period of 2000 for Promistar. The following should be read in conjunction with Promistar's Annual Report on Form 10-K for the year ended December 31, 2000.

Forward-Looking Statements
--------------------------

Except for historical information contained herein, the matters discussed in this report or incorporated by reference in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference in this report, the words "anticipate," "believe," "estimate," "may," "intend," "expect", "should" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to the following: changes in economic conditions (both generally and more specifically in the markets in which Promistar operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which Promistar has no control); other factors affecting Promistar's operations, markets, products and services; and other risks detailed in this report and in Promistar's other Securities and Exchange commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Recent Strategic Initiatives
----------------------------

During the fourth quarter of 2000, Promistar completed a series of strategic initiatives to enhance future growth, provide increased shareholder value, and to ensure its ability to operate aggressively in a competitive financial services market. These initiatives may or may not be successful in increasing shareholder value. See Promistar's aforementioned discussion of "Forward Looking Statements." The following principal initiatives were completed:

- The re-branding of the Corporation under the new "Promistar" brand name, effective November 15, 2000, is permitting the leveraging of Promistar's advertising resources and expansion of its markets by facilitating a consistent image and message across all of Promistar's affiliate companies;

- The restructuring of Promistar Bank from geographic designations to a simplified customer-driven approach, focusing on retail and commercial customers. In conjunction with this restructuring, Promistar Bank has a renewed focus on data-based marketing techniques which enables Promistar to better understand its customer base while profitably linking specific client needs to its product offerings. Also, a new risk management group, staffed with seasoned bankers, was formed at the corporate level to refine the detection and management of potential exposure issues;

- The repurchase of 10.4% of the Corporation's common stock through a modified Dutch auction tender. The share repurchase, completed in November 2000, was strategically designed to utilize Promistar's existing capital base more efficiently and to maximize shareholder value by increasing return on equity and earnings per share by reducing the amount of equity and shares outstanding;

- The completion of an early retirement program which was accepted by over 70 percent of the eligible employees. This program is yielding significant cost reductions starting in the first quarter of fiscal year 2001; and

- The rollout of Promistar's new e-commerce strategy featuring comprehensive Internet banking services at promistar.com.


FINANCIAL REVIEW
----------------

Overview
--------

Promistar's primary financial objectives are to expand the growth and profitability of the Corporation through the following:

- Expansion and diversification of revenue streams in fee income, trust and investment management areas;

- Increases in market share growth by way of expanded sales-focused initiatives utilizing in-depth data-based marketing strategies;

- Implementation of various efficiency strategies including the continuous refinement of Promistar's product delivery systems; and

-   Strategic mergers and acquisitions.

Maintaining high asset quality while managing internal and merger-related growth remains an essential element in Promistar's expansion strategies. Promistar's strategic business plan targets retail consumers and small to mid-sized businesses by offering a full menu of banking and financial services and products.

During the first quarter of 2001, Promistar announced its intent to acquire FNH Corporation (FNH) in Herminie, Pennsylvania and its national bank subsidiary, First National Bank of Herminie. This acquisition is expected to be the largest in the history of the Corporation and is expected to increase Promistar's deposit share in the growing Westmoreland County market to approximately 8%, representing a fifth place ranking. FNH had assets of approximately $305 million at March 31, 2001 and currently operates ten branch banking offices. This transaction is expected to be completed in the third quarter of 2001 and is anticipated to be accretive to earnings in the first year following the merger. Additional information regarding this acquisition is contained in Note 7 to the consolidated financial statements in this report.

Promistar earned $.31 per share for the quarter ended March 31, 2001. Earnings per share for the same period in 2000 were $.37 per share. Net income was $4.6 million in the first quarter of 2001 compared to $6.1 million for the same period of the prior year. The year-over-year earnings decline resulted principally from net interest margin compression, which had the effect of reducing net interest income by $1.7 million in the current quarter compared to the first quarter of 2000. Operating results were also impacted by Promistar's repurchase of 10.4 percent of its shares of common stock during the fourth quarter of 2000 which had a favorable effect on earnings per share due to fewer shares outstanding in 2001 compared to 2000. The share repurchase reduced year-over-year net income due to higher interest expense associated with borrowings incurred in connection with the repurchase. Core operating earnings per share in the first quarter of 2001 improved by 10.7% over the $.28 per share in core operating earnings for the fourth quarter of 2000 due principally to a higher level of non-interest income.

Total assets were $2.06 billion at March 31, 2001 compared to $2.07 billion at December 31, 2000 and $2.00 billion at March 31, 2000. Total loans, net of unearned income, were $1.51 billion, $1.52 billion, and $1.49 billion for the same periods, respectively. Total deposits were $1.64 billion, $1.67 billion, and $1.58 billion also for the same periods, respectively. Non-interest bearing demand deposits at March 31, 2001 grew by $5.1 million, or 2.1%, and $7.9 million, or 3.3%, over year-end 2000 and March 31, 2000, respectively, attesting to successful business development initiatives in the current quarter.

On April 25, 2001, the Board of Directors declared a cash dividend of $.21 per share to shareholders of record on May 7, 2001, payable June 1, 2001. Promistar's market price of its common stock increased 22.4% to $19.125 at March 31, 2001 compared to $15.625 at March 31, 2000. Promistar had 14,953,921 and 16,683,294 common stock shares outstanding at March 31, 2001 and March 31, 2000, respectively.


Changes in Financial Position

Total assets at March 31, 2001 were $2.06 billion compared to $2.07 billion at December 31, 2000 and $2.00 billion at March 31, 2000. The slight 0.7% decrease from year-end 2000 was primarily due to a lower level of loans at March 31, 2001. The 2.9% increase over March 31, 2000 was mainly due to higher securities and loan levels funded by increased deposits. Average total assets for the quarter ended March 31, 2001 were $2.06 billion, representing an increase of 1.0% over the quarter ended March 31, 2000. The increase was substantially due to higher loan levels in the current quarter. Average total assets declined by 1.0% in the current quarter compared to the fourth quarter of 2000 due mainly to lower average loans and federal funds sold.

Total shareholders' equity was $169.3 million at March 31, 2001 compared to $166.4 million at year-end 2000 and $187.7 million at March 31, 2000. The increase of $2.9 million over year-end 2000 was primarily due to Promistar's net income. The decline of $18.4 million compared to March 31, 2000 reflected the $34.0 million in common stock repurchased by the Corporation in the fourth quarter of 2000. An increase of $12.3 million in accumulated other comprehensive income due to higher market values on securities available-for-sale offset some of the equity decline resulting from the stock repurchase.

Total loans outstanding at March 31, 2001, net of unearned income, declined $7.1 million, or 0.5%, compared to year-end 2000 versus an increase of $22.6 million, or 1.5% compared to March 31, 2000. The decline from year-end 2000 resulted primarily from decreases in consumer and residential mortgage loans which were partially offset by an increase in commercial loans. The increase over March 31, 2000 was principally due to higher balances in consumer automobile loans. In the first quarter of 2001, average loans, net of unearned income were $1.52 billion, representing an increase of $16.7 million or 1.1% over the first quarter of 2000. In the fourth quarter of 2000, Promistar Bank restructured along two customer divisions (retail and commercial). Additionally, a renewed focus on data-based marketing techniques is allowing Promistar to deliver customized solutions to client needs through its full menu of product offerings. Despite a slowdown in economic activity in 2001, a strategic focus on commercial lending has resulted in some loan growth in this area in the current quarter over the fourth quarter of 2000. Currently, Promistar is aggressively targeting retail consumer home-equity loan growth which has historically carried a low degree of risk. In 2001, Promistar has been active in selling its recently originated longer-term residential mortgages. These loans tend to carry a higher degree of interest-rate risk which is associated with a longer-term instrument. The sale of these loans allows Promistar to mitigate its interest rate risk and garner fee income from the sale or servicing of these loans. Management believes the declining interest rate environment initiated by the Federal Reserve in January 2001 should serve as a stimulus for loan activity this year despite the current softening of the economy.

Promistar's nonperforming assets increased $295,000, or 1.9%, and $2.6 million, or 19.7%, compared to year-end 2000 and March 31, 2000, respectively. The increase over year-end is principally due to a higher level of repossessed automobiles. The increase over March 31, 2000 is mainly due to a higher level of nonperforming commercial loans and an increase in repossessed automobiles. Management does not view the current year increase in nonperforming assets as indicative of a deteriorating trend in asset quality. At March 31, 2001 and year-end 2000, other real estate owned reflected $1.9 million due to the foreclosure of a commercial property in connection with one commercial mortgage loan which previously was on nonaccrual status at March 31, 2000. Promistar is currently pursuing the sale of this property. Promistar strives to maintain strong asset quality while managing internal and merger-related growth.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The Promistar Credit and Collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The reserve for loan losses as a percent of loans, net of unearned income, increased to 1.17% at March 31, 2001, compared to 1.10% at year-end 2000 and 1.05% at March 31, 2000. The increased reserve at March 31, 2001 is indicative of the current environment of weaker economic conditions. The following table provides information with respect to the components of Promistar's nonperforming assets and related ratios for the periods indicated.

--------------------------------------------------------------------------------

                                             March 31   December 31   March 31
 (Dollars in thousands)                          2001          2000       2000
                                              --------------------------------
    Loans 90 days or more past-due            $   850       $   850    $   617
    Restructured loans                            500           210        212
    Nonaccrual loans                           10,564        11,081     11,449
                                              --------------------------------
      Total nonperforming loans                11,914        12,141     12,278

    Other real estate owned                     2,498         2,418        401
    Repossessed assets                          1,655         1,213        747
                                              --------------------------------
      Total nonperforming assets              $16,067       $15,772    $13,426
                                              ================================

    Nonperforming loans as a % of loans,
      net of unearned income                      .79%          .80%       .82%
    Reserve for loan losses to nonper-
      forming loans                               1.5x          1.4x       1.3x
    Reserve for loan losses as a % loans,
      net of unearned income                     1.17%         1.10%      1.05%

--------------------------------------------------------------------------------

Total investment securities increased $1.1 million, or 0.3%, and $26.1 million, or 6.9%, compared to year-end 2000 and March 31, 2000, respectively. Most of the increase over year-end 2000 was due to a higher level of government agency and mortgage-backed securities along with an increase in the unrealized market value of the portfolio. The overall increase was mostly offset by a decline in corporate debt and equity securities. The year-over-year growth was principally due to a higher level of government agency and mortgage-backed securities and an increase in the unrealized market value of the portfolio. These increases were partially offset by a decline in corporate debt and equity securities. Promistar's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of Promistar's key growth strategies.

Promistar's primary funding source is its deposits. Period-end total deposits decreased by $21.5 million or 1.3%, compared to year-end 2000 while increasing $59.5 million or 3.8%, compared to March 31, 2000. The decline from year-end was primarily due to lower levels of certificate of deposit balances, interest-checking and money market accounts. The decline was mitigated by an increase of $5.1 million or 2.1% in non-interest-bearing demand deposits. The year-over-year increase was driven principally by higher certificate of deposit balances. Additionally, on a year-over-year basis, non-interest-bearing demand deposits grew by $7.9 million, or 3.3%, reflecting Promistar's strategic focus on growth in this area. Business development initiatives, particularly related to targeting of commercial accounts, have accounted for most of the recent increase in demand deposits. Promistar's total average deposits for the first quarter of 2001 were $1.64 billion, representing an increase of $62.2 million, or 3.9%, compared to the first quarter of 2000. The increase was mainly due to certificate of deposit and interest-checking account growth, which offset declines in savings and money market accounts. Increased marketing intelligence is a key area of strategic focus for Promistar in 2001 which is allowing the Corporation to capitalize on its knowledge of its customers through enhanced database and market research techniques with the ultimate goal of increasing profitability and market share growth through more focused solutions to its client base. Promistar's primary deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other lower cost core deposits.

At March 31, 2001, Promistar's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) increased $3.2 and $11.4 million compared to year-end 2000 and March 31, 2000, respectively. During the fourth quarter of 2000, Promistar incurred $30.0 million in other short-term borrowings in conjunction with the repurchase of 1,729,373 share of its common stock. These borrowings have an initial term of 364 days. The weighted average interest rate on these borrowings during the first quarter of 2001 was 6.49%. During 1999 and 1998, Promistar incurred $50.0 million and $100.0 million, respectively, in long-term borrowings provided by the Federal Home Loan Bank. These borrowings are scheduled to mature in 10 years from the funding dates of the advances. The weighted average interest rate paid on these borrowings was 5.38% for the first quarters of 2001 and 2000. Promistar's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned income, as a percentage of deposits, were 91.9% 91.1% and 93.9% at March 31, 2001, December 31, 2000, and March 31, 2000,
respectively. Promistar strives to maintain the loan to deposit ratio under 100% so as not to become dependent on higher cost funding sources. Funding strategies are actively managed by Promistar's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.

Results of Operations

For the first quarter of 2001, Promistar earned net income of $4.6 million, or $.31 per share, compared to $6.1 million, or $.37 per share, over the same period of 2000. The earnings decline resulted principally from net interest margin compression, which had the effect of reducing net interest income by $1.7 million in the quarter ended March 31, 2001 compared to the same quarter last year. Operating results were also impacted by Promistar's repurchase of 10.4 percent of its common stock shares during the fourth quarter of 2000 which had a favorable effect on earnings per share due to fewer shares outstanding in 2001 compared to 2000. The share repurchase reduced year-over-year net income due to higher interest expense associated with borrowings incurred in connection with the repurchase.

The annualized return on average assets for the first quarters of 2001 and 2000 was .90% and 1.20%, respectively. The annualized return on average shareholders' equity was 11.11% in 2001 and 13.29% in 2000. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 13.66% and 15.98% for the first quarters of 2001 and 2000, respectively.

Promistar's net interest margin declined 33 basis points to 4.00% in the first quarter of 2001 compared to 4.33% in 2000. The decline resulted primarily from higher year-over-year funding costs associated with the monetary tightening actions of the Federal Reserve throughout the year 2000. Some margin compression also resulted from increased borrowing levels funding Promistar's repurchase of 10.4% of its common stock during the fourth quarter of 2000. Consequently, fully taxable equivalent net interest income declined $1.7 million or 8.2% in the current quarter compared to the first quarter of 2000. Promistar's current margin has remained steady from its fourth quarter 2000 level of 4.00% as the recent Federal Reserve monetary easing policy in 2001 began taking effect. Average total earning assets increased 0.5 percent to $1.95 billion in the first quarter of 2001 compared to $1.94 billion in 2000. Average earning assets yielded 7.96% in the first quarter of 2001 compared to 7.73% in the first quarter of 2000. Rates paid on average interest-bearing liabilities were 4.69% and 4.12% for the same periods, respectively. Promistar will continue a disciplined loan and deposit strategy in the short-term and less dependence on spread-based income over the longer term.

The provision for loan losses increased $997,000 in the first quarter of 2001, compared to the same period in 2000 due to management's assessment of the provision necessary to maintain an adequate reserve against potential future losses based upon the current size and quality of the loan portfolio. The year-over-year decline in economic conditions had an impact in the assessment of the provision. Net charge-offs were approximately $1.3 million in 2001 compared to $1.2 million in 2000. Net charge-offs represented .36% of average loans, net of unearned income, on an annualized basis for the first quarter of 2001 compared to .32% for the same quarter last year. Promistar's coverage ratio (reserve for loan losses to nonperforming loans) improved to 148 percent at March 31, 2001 compared to 128 percent at March 31, 2000.

Total other income increased $1.0 million, or 26.2%, in the first quarter of 2001 compared to 2000. The higher level was due to a year-over-year increase in securities gains of $1.0 million. Promistar sold various debt securities in the first quarter of 2001 as part of a strategy to realize gains on securities likely to be called in the current declining interest rate environment. Proceeds from these sales were reinvested before additional anticipated rate reductions. Some gains on the sale of equity securities were also realized in the current quarter in response to favorable market pricing opportunities. Service fees increased $54,000 or 2.3% in the first quarter of 2001 compared to 2000 despite a reduction of $61,000 in loan insurance commissions. Most of the service fee increase was due to higher levels of deposit account fees. Trust and investment management income declined $43,000 or 3.8% from last year in response to weaker stock market performance over the last year. However, Promistar Trust Company and Promistar Investment Advisors, Inc.

have continued positive growth trends with combined assets under management (at cost) of $753.7 million at March 31, 2001, a 10.6% increase over the level of a year ago. The other income component of total other income declined $46,000 or 13.6% in 2001 due mainly to lower gains on the sale of loans.

Total other expenses increased $745,000, or 5.4%, in the first quarter of 2001 compared to 2000. Salaries and wages declined slightly by 0.1% due to cost savings associated with the early retirement program completed in the fourth quarter of 2000. The expense reduction from this program more than offset normal year-over-year merit increases. Full time equivalent employees numbered 844 at March 31, 2001 compared to 831 at March 31, 2000. Employee benefits expense increased 19.6% primarily due to increases in pension, other retirement benefits, and hospitalization expense. Occupancy expense rose by 7.7% reflecting higher costs of utilities and building maintenance. Equipment expense increased 9.3% as Promistar continues to invest in the improvement of its technological capabilities. All other operating expenses increased 7.4% due mainly to increased advertising expense associated with the promotion of the "Promistar" brand and the settlement of a litigation proceeding. Promistar's efficiency ratio increased to 63.3% in 2001 compared to 55.8% in 2000 principally due to a lower level of net interest income in the current year. Promistar continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs.

Promistar's effective tax rate was 27.0% for the first quarter of 2001 compared to 30.1% for the same period of 2000. The higher proportion of tax-exempt interest income relative to lower pre-tax income in 2001 versus 2000 was primarily responsible for the decreased effective tax rate in 2001.

Capital Adequacy

At March 31, 2001, Promistar continued to maintain capital levels designating the Corporation as "Well Capitalized". Promistar's capital ratios as of March 31, 2001 and December 31, 2000, and the required regulatory ratios representing the level needed to meet "Adequately Capitalized" status are presented in the table below.

                                                            Regulatory
                                       3-31-01   12-31-00   Requirement
                                       -------   --------   -----------
     Tier I Risk Based Ratio              9.97%      9.84%         4.00%
     Total Capital Risk Based Ratio      11.13%     10.94%         8.00%
     Tier I Leverage Ratio                7.43%      7.23%         4.00%


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

The face amounts of financial instruments with off-balance-sheet risk at March 31, 2001 were as follows:

                                                              (In thousands)
                         Loan commitments                          $200,238
                         Standby letters of credit                   10,673

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

                                    ITEM 3
                                    ------
          Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2001. For additional information, refer to pages 57 through 59 in the Annual Report of Promistar on Form 10-K as filed on March 30, 2001 for the fiscal year ended December 31, 2000 which is incorporated by reference.

                                    PART II
                                    -------
                               OTHER INFORMATION
                               -----------------


                                    ITEM 5
                                    ------
                               Other Information
                               -----------------

The information contained in Footnote 7 under Promistar and Affiliates Notes to Consolidated Financial Statements included in Part I in this current filing on Form 10-Q is incorporated by reference in response to this item.

                                    ITEM 6
                                    ------
                       Exhibits and Reports on Form 8-K
                       --------------------------------

(a)  Exhibits

                                                      Prior Filing or Sequential
Exhibit No.      Description                                 Page Number
-----------      -----------                                 -----------

   10.1          Supplemental Executive Benefit Plan        Filed herewith.
                 as amended and restated effective as
                 of January 24, 2001.*

   10.2          Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and John H. Anderson.*

    10.3         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Steven C. Ackmann.*

    10.4         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Kim Craig.*

    10.5         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Eric F. Rummel.*

    10.6         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and J. William Smith.*

    10.7         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Bethany L. Sullivan.*

    10.8         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Brian H. Lehman.*

    10.9         Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and Gary L. Guerrieri.*

    10.10        Employment Agreement dated as of           Filed herewith.
                 January 24, 2001 between the
                 Corporation and William P. McKinney.*

                 *Indicates exhibit is a management contract or compensation plan or arrangement.

(b) Reports on Form 8-K
    -------------------

The Corporation filed a Current Report on Form 8-K under Items 5 and 7 on February 27, 2001.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROMISTAR FINANCIAL CORPORATION
                                      (Registrant)


Date      May 11, 2001                /s/ John H. Anderson
     -----------------                --------------------
                                      John H. Anderson,
                                      Chairman and Chief Executive Officer



Date        May 11, 2001              /s/ Brian H. Lehman
     -----------------                -------------------
                                      Brian H. Lehman,
                                      Senior Vice President and
                                      Chief Financial Officer