Form 10-Q
period 2001-06-30
PROMISTAR FINANCIAL CORP
filed 2001-08-14
CIK 716459

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2001
                                       or
                [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the transition period from to _____________

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

                                 (814) 532-3801
                          Registrant's Telephone Number

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        14,959,621 shares of common stock
                                ($5.00 par value)
                               as of July 31, 2001

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                                    FORM 10-Q
                                  June 30, 2001

Part I.  Financial Information                                     Page No.
------------------------------                                     --------

     Item 1.
     -------
        Consolidated Balance Sheet - June 30, 2001
        and December 31, 2000                                         3

        Consolidated Statement of Income
        Three and Six Months Ended June 30, 2001 and 2000             4

        Consolidated Statement of Cash Flows
        Six Months Ended June 30, 2001 and 2000                       5

        Consolidated Statement of Comprehensive Income
        Three and Six Months Ended June 30, 2001 and 2000             6

        Notes to Consolidated Financial Statements                    7

     Item 2.
     -------
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          11

     Item 3.
     -------
        Quantitative and Qualitative Disclosures about Market Risk   21

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

                                     ITEM 1
                              FINANCIAL STATEMENTS
                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                                                June 30    December 31
                                                                   2001           2000
(In thousands, except shares and per share data)             (Unaudited)
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                   $    62,548    $    60,410
Interest-bearing deposits with banks                                172            115
Federal funds sold                                                1,500         27,500

Securities available-for-sale                                   495,419        399,252
Securities held-to-maturity (market value
      of $1,999 at December 31, 2000)                                --          2,000
                                                            --------------------------
           Total securities                                     495,419        401,252
                                                            --------------------------

Loans                                                         1,522,283      1,526,230
      Less: Unearned income                                       6,252          8,283
            Reserve for loan losses                              17,150         16,751
                                                            --------------------------
           Net loans                                          1,498,881      1,501,196
                                                            --------------------------

Premises and equipment                                           25,885         26,244
Accrued interest receivable                                      14,283         13,941
Other assets                                                     43,051         39,680
                                                            --------------------------
           Total assets                                     $ 2,141,739    $ 2,070,338
                                                            ==========================
LIABILITIES
Deposits:
      Non-interest-bearing                                  $   252,874    $   243,785
      Interest-bearing                                        1,399,996      1,422,019
                                                            --------------------------
           Total deposits                                     1,652,870      1,665,804
Federal funds purchased and securities
      sold under agreements to repurchase                        47,439         37,064
Short-term borrowings                                            33,600         33,334
Accrued interest payable                                          9,495          9,553
Other liabilities                                                 6,496          7,174
Long-term borrowings                                            221,365        151,031
                                                            --------------------------
           Total liabilities                                  1,971,265      1,903,960
                                                            --------------------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value
      2,000,000 shares authorized                                    --             --
      None outstanding
Common stock, par value $5 per share,
      25,000,000 shares authorized,
      shares issued: 16,683,294 at June 30, 2001
      and December 31, 2000
      shares outstanding: 14,956,621 at June 30, 2001
      and 14,953,921 at December 31, 2000                        83,416         83,416
Surplus                                                          58,947         58,950
Retained earnings                                                62,186         58,344
Treasury stock at cost, 1,726,673 shares at June 30, 2001
      and 1,729,373 at December 31, 2000                        (33,959)       (34,012)
Accumulated other comprehensive income (loss)                      (116)          (320)
                                                            --------------------------
           Total shareholders' equity                           170,474        166,378
                                                            --------------------------
           Total liabilities and shareholders equity        $ 2,141,739    $ 2,070,338
                                                            ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                (In thousands, except shares and per share data)

                                                            Three months ended           Six months ended
                                                                  June 30                     June 30
                                                            2001          2000          2001          2000
                                                     -----------------------------------------------------
INTEREST INCOME
Loans, including fees                                $    30,547   $    29,933   $    61,449   $    59,999
Investment securities:
      Taxable                                              4,872         4,092         9,078         7,922
      Tax-exempt                                           1,367         1,285         2,641         2,577
Dividends                                                    179           538           720         1,093
Deposits with banks                                            4             3             7             5
Federal funds sold                                           176           534           432         1,144
                                                     -----------------------------------------------------
           Total interest income                          37,145        36,385        74,327        72,740
                                                     -----------------------------------------------------
INTEREST EXPENSE
Deposits                                                  15,451        13,981        31,467        27,046
Federal funds purchased and securities
      sold under agreements to repurchase                    446           394           926           757
Short-term borrowings                                        420           426           933         1,440
Long-term borrowings                                       2,461         2,022         4,476         4,036
                                                     -----------------------------------------------------
           Total interest expense                         18,778        16,823        37,802        33,279
                                                     -----------------------------------------------------

NET INTEREST INCOME                                       18,367        19,562        36,525        39,461
Provision for loan losses                                    800           897         3,000         2,100
                                                     -----------------------------------------------------
      Net interest income after
           provision for loan losses                      17,567        18,665        33,525        37,361
                                                     -----------------------------------------------------
OTHER INCOME
Trust and investment management income                     1,209         1,129         2,296         2,260
Fees for other services                                    2,813         2,676         5,230         5,040
Net security gains                                           170            43         1,246            72
Other income                                                 448           388           740           724
                                                     -----------------------------------------------------
           Total other income                              4,640         4,236         9,512         8,096
                                                     -----------------------------------------------------
OTHER EXPENSES
Salaries and wages                                         6,022         5,953        11,979        11,913
Pension and other employee benefits                        1,259         1,158         2,615         2,292
Net occupancy expense                                      1,189         1,175         2,528         2,419
Equipment expense                                          1,513         1,414         3,035         2,806
Amortization of intangible assets                            481           492           969           984
Other taxes                                                  499           473           991           954
Other operating expense                                    3,569         3,584         6,959         6,680
                                                     -----------------------------------------------------
           Total other expenses                           14,532        14,249        29,076        28,048
                                                     -----------------------------------------------------
INCOME BEFORE INCOME TAXES                                 7,675         8,652        13,961        17,409
Provision for income taxes                                 2,140         2,491         3,838         5,130
                                                     -----------------------------------------------------
           NET INCOME                                $     5,535   $     6,161   $    10,123   $    12,279
                                                     =====================================================

Earnings per common share-Basic and Diluted          $       .37   $       .37   $       .68   $       .74
Weighted average common shares outstanding-Basic      14,954,077    16,683,294    14,953,999    16,683,294
Weighted average common shares outstanding-Diluted    14,962,315    16,683,294    14,960,684    16,683,294
Dividends paid per common share                      $       .21   $       .21   $       .42   $       .41

The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Six months ended
                                                                                          June 30
                                                                                      2001         2000
                                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  10,123    $  12,279
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                                                        3,000        2,100
    Provision for depreciation and amortization                                      1,683        1,985
    Amortization of intangible assets                                                  969          984
    Amortization of premium, net of accretion of
      discount on loans and securities                                                (137)         (98)
    Deferred income taxes                                                             (160)        (253)
    Realized net securities gains                                                   (1,246)         (72)
    Equity loss from limited partnerships                                               77          108
    Proceeds from sale of loans                                                     11,659        9,451
    Increase in interest receivable                                                   (342)         (69)
    (Decrease) increase in interest payable                                            (58)       1,063
    Other assets and liabilities, net                                               (4,832)      (2,659)
                                                                                 ----------------------
         Net cash provided by operating activities                                  20,736       24,819
                                                                                 ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                                                  115,085        4,377
Repayments and maturities of securities available-for-sale                          73,586        8,987
Repayments and maturities of securities held-to-maturity                             2,000           --
Purchase of securities available-for-sale                                         (283,295)     (57,601)
Net increase in interest-bearing deposits with banks                                   (57)        (757)
Net decrease in federal funds sold                                                  26,000       44,000
Net (increase) decrease in loans                                                   (12,218)      19,341
Purchase of premises and equipment and other                                        (1,324)        (844)
Increase in investment in limited partnerships                                        (185)          --
                                                                                 ----------------------
         Net cash (used in) provided by investing activities                       (80,408)      17,503
                                                                                 ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                                (12,934)      16,141
Net  increase in federal funds purchased and
  securities sold under agreements to repurchase                                    10,375        3,307
Net increase in short-term borrowings                                                  266      (51,272)
Common stock cash dividends paid                                                    (6,281)      (6,839)
Proceeds from long-term borrowings                                                  70,334          740
Payment on long-term borrowings                                                         --          (10)
Exercise of stock options                                                               50           --
Other                                                                                   --           (6)
                                                                                 ----------------------
   Net cash provided by (used in) financing activities                              61,810      (37,939)
                                                                                 ----------------------

Increase in cash and cash equivalents                                                2,138        4,383
Cash and cash equivalents at beginning of the year                                  60,410       65,812
                                                                                 ----------------------
Cash and cash equivalents at end of period                                       $  62,548    $  70,195
                                                                                 ======================


The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                  Three months ended    Six months ended
                                                         June 30              June 30
                                                     2001       2000      2001      2000
                                                  ------------------   -----------------
Net income                                        $ 5,535    $ 6,161   $10,123   $12,279

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on
   securities arising during period, net of tax
   of $(617), $242, $546, and $183                 (1,144)       450     1,014       341
Less: Reclassification adjustment for
   gains included in net income, net of tax
   of $59, $15, $436, and $25                         111         28       810        47
                                                  ------------------   -----------------
Other comprehensive (loss) income, net of tax
   of $(676), $227, $110 and $158                  (1,255)       422       204       294
                                                  ------------------   -----------------
Comprehensive income                              $ 4,280    $ 6,583   $10,327   $12,573
                                                  ======================================

The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. In the opinion of management of Promistar Financial Corporation (Promistar or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of Promistar for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of Promistar include the accounts of Promistar and its wholly owned affiliates, Promistar Bank, Promistar Trust Company, Bedford Associates, Inc., Promistar Community Development Corporation, Bedford Associates of Delaware, Inc., Flex Financial Consumer Discount, Promistar Investment Advisors, Inc., and Promistar Capital Advisors, Inc. These statements should be read in conjunction with the financial statements and the notes thereto included in Promistar's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $1.9 million at June 30, 2001, compared to $2.3 million at December 31, 2000 and $5.8 million at June 30, 2000. The corresponding loan loss valuation allowance was $0 at June 30, 2001 compared to $350,000 at December 31, 2000 and $972,000 at June 30,
     2000. Promistar recognized $62,000 and $71,000 of interest revenue on impaired loans during the six months ended June 30, 2001 and 2000, respectively. The interest revenue on such loans was recorded using the cash basis of income recognition in both years.

4.   Earnings Per Share

     The following table shows the calculation of basic and diluted earnings per share.

                                          Three months ended           Six months ended
                                               June 30                     June 30
                                           2001          2000          2001          2000
                                     ------------------------   -------------------------
     Basic Earnings Per Share:
        Net income (in thousands)    $    5,535    $    6,161    $   10,123    $   12,279
                                     ==========    ==========    ==========    ==========

        Weighted average number
         of common shares
         outstanding-Basic           14,954,077    16,683,294    14,953,999    16,683,294

        Basic Earnings Per
         Share                       $      .37    $      .37    $      .68    $      .74
                                     ==========    ==========    ==========    ==========

     Diluted Earnings Per Share:
        Net Income (in thousands)    $    5,535    $    6,161    $   10,123    $   12,279
                                     ==========    ==========    ==========    ==========

        Weighted average number
         of common shares
         outstanding-Basic           14,954,077    16,683,294    14,953,999    16,683,294

        Effect of dilutive
         stock options                    8,238            --         6,685            --
                                     ----------    ----------    ----------    ----------
        Weighted average number
         of common shares
         outstanding-Diluted         14,962,315    16,683,294    14,960,684    16,683,294

        Diluted Earnings
         Per Share                   $      .37    $      .37    $      .68    $      .74
                                     ==========    ==========    ==========    ==========

5.   Recent Accounting Pronouncements

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management expects the adoption of this standard will have some non-cash impact on the financial statements. Promistar's goodwill amortization was approximately $709,000 for the first half of 2001.

6.   Litigation

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

7.   Pending Merger and Acquisition Activities

     On February 24, 2001, Promistar entered into an Agreement and Plan of Reorganization to merge with FNH Corporation ("FNH"), with Promistar as the surviving company. Under the agreement, FNH's subsidiary, First National Bank of Herminie, Herminie, Pennsylvania, would be merged into Promistar Bank, with Promistar Bank as the surviving bank. The agreement is subject to FNH shareholder approval and other conditions. The merger agreement provides that each FNH common share will be exchanged for 15.00 shares of Promistar Common Stock. Based on Promistar's closing per share market price on June 30, 2001 of $24.00, the total transaction value approximates $56 million or approximately $360.00 per share of FNH stock. On June 30, 2001, FNH had approximately $306 million in assets. The transaction will be accounted for as a purchase and is expected to be completed in August 2001.

     On June 14, 2001, Promistar and F.N.B. Corporation ("F.N.B.") announced the signing of a definitive agreement pursuant to which Promistar is expected to merge into F.N.B., with F.N.B. as the surviving company. F.N.B. is a $4.1 billion diversified financial services company headquartered in Naples, Florida which owns and operates traditional community banks, insurance agencies, a consumer finance company and a trust company with a total of 156 offices in Florida, Pennsylvania, Ohio and Tennessee. Under the terms of the definitive agreement, F.N.B. will exchange 0.926 shares of its common stock for each share of Promistar common stock. Based on F.N.B.'s June 30, 2001 closing price of $26.70 per share, each Promistar share would equate to a value of $24.72. The transaction is valued at approximately $427 million. The merger is subject to customary regulatory approvals as well as the approval of the shareholders of F.N.B. and Promistar. The transaction is expected to be completed during the first quarter of 2002 and is expected to be accounted for as a pooling of interests.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of the material changes in financial position between June 30, 2001 and December 31, 2000, and the material changes in results of operations comparing the three and six month periods ending June 30, 2001 with the results for the comparable periods of 2000 for Promistar. The following should be read in conjunction with Promistar's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Recent Developments

On June 14, 2001, Promistar and F.N.B. Corporation ("F.N.B.") announced the signing of a definitive agreement pursuant to which Promistar is expected to merge into F.N.B., with F.N.B. as the surviving company. F.N.B. is a $4.1 billion diversified financial services company headquartered in Naples, Florida which owns and operates traditional community banks, insurance agencies, a consumer finance company and a trust company with a total of 156 offices in Florida, Pennsylvania, Ohio and Tennessee. Under the terms of the definitive agreement, F.N.B. will exchange 0.926 shares of its common stock for each share of Promistar common stock. Based on F.N.B.'s June 30, 2001 closing price of $26.70 per share, each Promistar share would equate to a value of $24.72. The transaction is valued at approximately $427 million. The merger is subject to customary regulatory approvals as well as the approval of the shareholders of F.N.B. and Promistar. The transaction is expected to be completed during the first quarter of 2002 and is expected to be accounted for as a pooling of interests. Additional information regarding this acquisition is contained in Note 7 to the consolidated financial statements in this report.

During the first quarter of 2001, Promistar announced its intent to acquire FNH Corporation (FNH) in Herminie, Pennsylvania and its national bank subsidiary, First National Bank of Herminie. This acquisition is expected to be the largest in the history of the Corporation and is expected to increase Promistar's deposit share in the growing Westmoreland County market to approximately 8%, representing a fifth place ranking. FNH had assets of approximately $306 million at June 30, 2001 and currently operates ten branch banking offices. This transaction is expected to be completed in August 2001. Additional information regarding this acquisition is contained in Note 7 to the consolidated financial statements in this report.

FINANCIAL REVIEW

Overview

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

Promistar earned $.37 per share for the second quarter of 2001, equaling the $.37 per share earned during the second quarter of 2000. Net income was $5.5 million in the current quarter compared to $6.2 million earned in last year's second quarter. For the first half of 2001, earnings of $.68 per share were recorded compared to $.74 per share earned in the first half of 2000. Net income was $10.1 million and $12.3 million for the same periods, respectively. Fewer shares of common stock were outstanding in 2001 due to Promistar's repurchase of 10.4% of its shares during the fourth quarter of 2000. The year-over-year declines in net income resulted primarily from tighter net interest margins, resulting in lower levels of net interest income. Increases in non-interest income mitigated some of the spread-based income decline. Promistar realized current quarter and year-to-date increases in non-interest income of 9.5% and 17.5% over the second quarter of 2000 and the first half of 2000, respectively. Earnings per share increased 19.4% in the current quarter compared to the $.31 per share earned in the first quarter of 2001.

Total assets were $2.14 billion at June 30, 2001 compared to $2.07 billion at December 31, 2000 and $2.04 billion at June 30, 2000. Total loans, net of unearned income, were $1.52 billion, $1.52 billion, and $1.48 billion with total deposits of $1.65 billion, $1.67 billion, and $1.61 billion for the same periods, respectively. Non-interest bearing demand deposits at June 30, 2001 grew by $9.1 million, or 3.7%, and $16.2 million, or 6.8%, over year-end 2000 and June 30, 2000, respectively, attesting to successful business development initiatives in 2001.

On July 25, 2001, the Board of Directors declared a cash dividend of $.21 per share to shareholders of record on August 6, 2001, payable September 4, 2001. The market price for Promistar common stock increased 39.1% to $24.00 at June 30, 2001 compared to $17.25 at June 30, 2000. Promistar had 14,956,621 and 16,683,294 common stock shares outstanding at June 30, 2001 and June 30, 2000, respectively.

Changes in Financial Position

Total assets at June 30, 2001 were $2.14 billion compared to $2.07 billion at December 31, 2000 and $2.04 billion at March 31, 2000. The increase over both comparison periods was principally due to a higher level of securities at June 30, 2001 primarily resulting from a $50 million security purchase in a leverage transaction occurring during the second quarter of 2001. Promistar incurred a $50 million long-term borrowing to fund the purchase. Average total assets for the quarter ended June 30, 2001 were $2.10 billion, representing an increase of 3.6% over the quarter ended June 30, 2000. Average total assets for the six months ended June 30, 2001 were $2.07 billion, a 2.2% increase over the same period of 2000. The quarter and six-month increases over both periods in 2000 were substantially due to higher security and loan levels in 2001.

Total shareholders' equity was $170.5 million at June 30, 2001 compared to $166.4 million at year-end 2000 and $190.8 million at June 30, 2000. The increase of $4.1 million over year-end 2000 was primarily due to Promistar's net income. The decline of $20.3 million compared to June 30, 2000 reflected the $34.0 million in common stock repurchased by the Corporation in the fourth quarter of 2000. An increase of $10.6 million in accumulated other comprehensive income due to higher market values on securities available-for-sale offset some of the equity decline resulting from the stock repurchase.

Total loans outstanding at June 30, 2001, net of unearned income, declined $1.9 million, or 0.1%, compared to year-end 2000 versus an increase of $31.9 million, or 2.2% compared to June 30, 2000. The decline from year-end 2000 resulted primarily from decreases in consumer and residential mortgage loans which were partially offset by an increase in commercial loans. The increase over June 30, 2000 was principally due to higher balances in consumer automobile loans. In the second quarter of 2001, average loans, net of unearned income were $1.52 billion, representing an increase of $34.9 million or 2.3% over the second quarter of 2000. Average loans, net of unearned income, for the six months ended June 30, 2001 were $1.52 billion, a 1.7% increase over the same period of 2000. In the fourth quarter of 2000, Promistar Bank restructured along two customer divisions (retail and commercial). Additionally, a renewed focus on data-based marketing techniques is allowing Promistar to deliver customized solutions to client needs through its full menu of product offerings. Despite the current slowdown in economic activity, a strategic focus on commercial lending has resulted in some loan growth in this area in the first half of 2001. In 2001, Promistar has aggressively targeted retail consumer home-equity loan growth which has historically carried a low degree of risk. Promistar has also been active in selling its recently originated longer-term residential mortgages. These loans tend to carry a higher degree of interest-rate risk which is associated with a longer-term instrument. The sale of these loans allows Promistar to mitigate its interest rate risk and garner fee income from the sale or servicing of these loans. Management believes the declining interest rate environment initiated by the Federal Reserve in January 2001 should serve as a stimulus for loan activity throughout this year despite the current softening of the economy.

At June 30, 2001, Promistar's nonperforming assets increased $58,000, or 0.4%, and $1.4 million, or 9.6%, compared to year-end 2000 and June 30, 2000, respectively. The slight increase over year-end was principally due to higher levels of repossessed automobiles, restructured commercial loans and other real estate owned. The overall increase was mostly offset by a decline in nonaccrual commercial loans. The increase over June 30, 2000 was mainly due to a higher level of repossessed automobiles. Management does not view the current year increase in nonperforming assets as indicative of a deteriorating trend in asset quality. At June 30, 2001 and year-end 2000, other real estate owned reflected $1.9 million due to the foreclosure of a commercial property in connection with one commercial mortgage loan which previously was on nonaccrual status at June 30, 2000. Promistar is currently pursuing the sale of this property. Promistar strives to maintain strong asset quality while managing internal and merger-related growth.

Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The Promistar credit and collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. The reserve for loan losses as a percent of loans, net of unearned income, increased to 1.13% at June 30, 2001, compared to 1.10% at year-end 2000 and 1.06% at June 30, 2000. The increased reserve at June 30, 2001 is indicative of the current environment of weaker economic conditions. The following table provides information with respect to the components of Promistar's nonperforming assets and related ratios for the periods indicated.

                                           June 30  December 31    June 30
(Dollars in thousands)                        2001         2000       2000
                                           -------------------------------
Loans 90 days or more past-due             $   724      $   850    $   867
Restructured loans                             992          210        211
Nonaccrual loans                             9,384       11,081     12,125
                                           -------------------------------
Total nonperforming loans                   11,100       12,141     13,203

Other real estate owned                      2,639        2,418        297
Repossessed assets                           2,091        1,213        949
                                           -------------------------------
  Total nonperforming assets               $15,830      $15,772    $14,449
                                           ===============================

Nonperforming loans as a % of loans,
 net of unearned income                        .73%         .80%       .89%
Reserve for loan losses to nonper-
 forming loans                                 1.5x         1.4x       1.2x
Reserve for loan losses as a % loans,
 net of unearned income                       1.13%        1.10%      1.06%


Total investment securities increased $94.2 million, or 23.5%, and $88.8 million, or 21.8%, compared to year-end 2000 and June 30, 2000, respectively. Most of the increases over both comparison periods were primarily due to higher levels of mortgage-backed and government agency securities. During the second quarter of 2001, Promistar purchased a $50 million mortgage-backed security as part of a leverage transaction designed to enhance marginal net interest income while sacrificing some net interest spread differential. Promistar's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of Promistar's key growth strategies.

Promistar's primary funding source is its deposits. Period-end total deposits at June 30, 2001 decreased by $12.9 million or 0.8%, compared to year-end 2000 while increasing $41.6 million or 2.6%, compared to June 30, 2000. The decrease from year-end was primarily due to a lower level of certificate of deposit balances. The decline was mitigated by increases of $9.1 million or 3.7% and $8.3 million or 4.1% in non-interest-bearing demand deposits and interest-checking accounts, respectively. The year-over-year increase was driven principally by higher certificate of deposit and interest-checking account balances. Additionally, on a year-over-year basis, non-interest-bearing demand deposits grew by $16.2 million, or 6.8%, reflecting Promistar's strategic focus on growth in this area. Business development initiatives, particularly related to targeting of commercial accounts, have accounted for most of the current year increase in demand deposits. Promistar's total average deposits for the second quarter of 2001 were $1.64 billion, representing an increase of $37.2 million, or 2.3%, compared to the second quarter of 2000. Promistar's average deposits for the six months ended June 30, 2001 were $1.64 billion, an increase of $49.7 million, or 3.1%, over the six month average ended June 30, 2000. The increases over both periods were mainly due to certificate of deposit growth which offset net declines in other deposit categories. Increased marketing intelligence is a key area of strategic focus for Promistar in 2001 which is allowing the Corporation to capitalize on its knowledge of its customers through enhanced database and market research techniques with the ultimate goal of increasing profitability and market share growth through more focused solutions to its client base. Promistar's primary deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other lower cost core deposits.

At June 30, 2001, Promistar's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) increased $10.6 and $12.6 million compared to year-end 2000 and June 30, 2000, respectively. During the fourth quarter of 2000, Promistar incurred $30.0 million in other short-term borrowings in conjunction with the repurchase of 1,729,373 share of its common stock. These borrowings have an initial term of 364 days. The weighted average interest rate on these borrowings during the first six months of 2001 was 5.89%. During the second quarter of 2001, Promistar incurred $70.0 million in long-term borrowings provided by the Federal Home Loan Bank (FHLB), of which $50.0 million was used to match-fund a security purchase in a leverage transaction. The remaining $20.0 million borrowing was used for general funding purposes. The $50.0 million and $20.0 million borrowings are scheduled to mature in 2011 and 2003, respectively. Additionally, during 1999 and 1998, Promistar incurred $50.0 million and $100.0 million, respectively, in FHLB long-term borrowings. These borrowings are scheduled to mature in 10 years from the funding dates of the advances. The weighted average interest rate paid on all of Promistar's FHLB long-term borrowings was 5.37% for the first six months of 2001 and 5.38% for the same period of 2000. Promistar's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned income, as a percentage of deposits, were 91.7%, 91.1%, and 92.1% at June 30, 2001, December 31, 2000, and June 30, 2000, respectively. Promistar strives to maintain the loan to deposit ratio under 100% so as not to become dependent on higher cost funding sources. Funding strategies are actively managed by Promistar's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

For the second quarter of 2001, Promistar earned net income of $5.5 million, or $.37 per share, compared to $6.2 million, or $.37 per share, earned in the second quarter of 2000. The net income decline resulted principally from net interest margin compression, which had the effect of reducing net interest income by $1.2 million or 6.1% in the quarter ended June 30, 2001 compared to the same quarter last year. An increase in non-interest income of $404,000 or 9.5% mitigated some of the spread-based income decline. Total other expenses increased $283,000 or 2.0% in the current quarter compared to the same quarter last year. Operating results were also impacted by Promistar's repurchase of 10.4% of its common stock shares during the fourth quarter of 2000 which had a favorable effect on earnings per share due to fewer shares outstanding in 2001 compared to 2000. The share repurchase reduced year-over-year net income due to higher interest expense associated with borrowings incurred in connection with the repurchase.

The annualized return on average assets for the second quarters of 2001 and 2000 was 1.06% and 1.22%, respectively. The annualized return on average shareholders' equity was 13.17% in 2001 and 13.16% in 2000. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.86% and 15.74% for the second quarters of 2001 and 2000, respectively.

Promistar's net interest margin declined 36 basis points to 3.93% in the second quarter of 2001 compared to 4.29% in 2000. The decline resulted primarily from higher year-over-year funding costs associated with the monetary tightening actions of the Federal Reserve throughout the year 2000. Some margin compression also resulted from increased borrowing levels funding Promistar's repurchase of 10.4% of its common stock during the fourth quarter of 2000 and a $50 million security leverage transaction which occurred during the current quarter. Fully taxable equivalent net interest income declined $1.1 million or 5.4% in the current quarter compared to the first quarter of 2000. Promistar's current margin, excluding the impact of the leverage transaction, has remained fairly steady from its first quarter 2001 level of 4.00% as the recent Federal Reserve monetary easing policy in 2001 began taking effect. Average total earning assets increased 3.1% to $1.98 billion in the second quarter of 2001 compared to $1.92 billion in 2000. Average earning assets yielded 7.74% in the second quarter of 2001 compared to 7.80% in the second quarter of 2000. Rates paid on average interest-bearing liabilities were 4.49% and 4.27% for the same periods, respectively. Promistar will continue a disciplined loan and deposit strategy in the short-term and less dependence on spread-based income over the longer term.

The provision for loan losses decreased $97,000 in the second quarter of 2001 compared to the same period in 2000 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $1.3 million in the second quarter of 2001 compared to $846,000 in 2000. The increase in net charge-offs was due to a higher lever of charged-off consumer loans in 2001. Net charge-offs represented .33% of average loans, net of unearned income, on an annualized basis for the second quarter of 2001 compared to .23% for the same quarter last year. Promistar's coverage ratio (reserve for loan losses to nonperforming loans) improved to 155 percent at June 30, 2001 compared to 119 percent at June 30, 2000.

Total other income increased $404,000, or 9.5%, in the second quarter of 2001 compared to 2000. The higher level was primarily due to a year-over-year increase in fee-based income. Service fees increased $137,000 or 5.1% in the second quarter of 2001 compared to 2000 principally due to a rise of $109,000 in loan insurance commissions. Trust and investment management income increased $80,000 or 7.1% from last year as Promistar Trust Company and Promistar Investment Advisors, Inc. continued positive growth trends with combined assets under management (at cost) of $802.6 million at June 30, 2001, a 9.6% increase over the level of a year ago. Net securities gains increased $127,000 in the second quarter of 2001 over 2000 due primarily to a higher level of gains realized on the sale of various equity and U.S. government agency securities in response to favorable market pricing conditions. The other income component of total other income increased $60,000 or 15.5% in the second quarter of 2001 due mainly to increased gains on the sale of certain loans.

Total other expenses increased $283,000, or 2.0%, in the second quarter of 2001 compared to 2000. Salaries and benefits increased by 2.4% primarily due to increases in pension, other retirement benefits, and hospitalization expense. Full time equivalent employees numbered 852 at June 30, 2001 compared to 854 at June 30, 2000. Occupancy expense rose by 1.2% reflecting higher costs of building maintenance. Equipment expense increased 7.0% as Promistar continues to invest in the improvement of its technological capabilities. All other operating expenses remained even in the second quarter compared to last year due to management's ongoing cost-containment efforts. Promistar's efficiency ratio rose to 60.8% in the second quarter of 2001 compared to 57.6% in 2000 principally due to a lower level of net interest income in the current quarter. Promistar continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs.

Promistar's effective tax rate was 27.9% for the second quarter of 2001 compared to 28.8% for the same period of 2000. The higher proportion of tax-exempt interest income relative to lower pre-tax income in 2001 versus 2000 was primarily responsible for the decreased effective tax rate in 2001.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Consolidated net income was $10.1 million, or $.68 per share in the first six months of 2001 compared to earnings of $12.3 million, or $.74 per share earned in the same period of 2000. The earnings decline in 2001 was principally due to a lower level of net interest income which resulted from a tighter net interest margin. A 17.5% improvement in non-interest income offset some of the decrease in net interest income. Promistar's repurchase of 10.4% of its common stock during the fourth quarter of 2000 had a favorable impact on earnings per share due to fewer shares outstanding in 2001 versus 2000. Year-over-year net income was reduced by the share repurchase due to a higher level of interest expense associated with borrowings incurred to fund the transaction.

For the first six months of 2001, the annualized return on average assets was
 .98% compared to 1.21% in 2000. The annualized return on average shareholders' equity for the first six months of 2001 and 2000 was 12.15% and 13.22%, respectively. The return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 14.77% for the first half of 2001 compared to 15.86% in 2000.

Fully taxable equivalent net interest income decreased $2.8 million, or 6.8%, to $38.6 million in the first six months of 2001 compared to the same period of 2000. The decrease was primarily due to a decline in the net interest margin of 35 basis points to 3.96% in the first half of 2001. The decline in the margin resulted principally from higher funding costs due to the rise in interest rates initiated by the Federal Reserve in the year 2000. Some margin compression also resulted from the stock repurchase in 2000 and the $50 million security leverage transaction which occurred during the most recent quarter. The contraction of the net interest margin resulted from an increase of 7 basis points in the yield on earning assets to 7.84% which only partially offset a rise of 40 basis points in the cost of funds to 4.59%. Total average earning assets increased $34.9 million or 1.8% to $1.96 billion, while average interest-bearing liabilities rose $68.7 million or 4.3% to $1.66 billion in the first half of 2001 compared to the same period of 2000. The increased cost of funds has primarily resulted from both volume and rate increases in certificates of deposit balances. Management believes the net interest margin will improve throughout the remainder of 2001 as the Federal Reserve's recent monetary easing policy initiatives begin to take effect. Specifically, the margin is expected to benefit from the downward repricing lag of substantial amounts of interest-bearing deposits scheduled to mature or reprice in the third and fourth quarters of this year. Promistar continues to emphasize growth in non-interest-bearing demand deposits which contribute additional funds available for investment at no interest cost.

The provision for loan losses increased $900,000 in the first half of 2001 compared to the same period in 2000 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Additionally, the year-over-year decline in economic conditions had a role in the assessment of the provision. Net charge-offs were approximately $2.6 million in 2001 compared to $2.0 million in 2000. The increase was essentially due to a higher level of consumer loan credit losses in the current year. Net charge-offs represented .34% of average loans, net of unearned income, on an annualized basis for the first half of 2001 compared to .27% for the same period of last year.

Total other income increased $1.4 million, or 17.5%, in the first half of 2001 compared to 2000. The higher level was mainly due to a year-over-year increase in securities gains of $1.2 million. Promistar sold various debt securities during 2001 as part of a strategy to realize gains on securities likely to be called in the current declining interest rate environment. Proceeds from these sales were reinvested before additional anticipated rate reductions. Increased gains on the sale of equity securities were also realized in 2001 in response to favorable market pricing opportunities. Service fees increased $190,000 or 3.8% in the first six months of 2001 compared to 2000 primarily resulting from higher levels of deposit account fees. Trust and investment management income increased $36,000 or 1.6% reflecting continued expansion in assets under management. The other income component of total other income rose $16,000 or 2.2% in 2001 due mainly to increased revenue from the sale of retail investment products.

Total other expenses increased $1.0 million, or 3.7%, in the first six months of 2001 compared to 2000. Salaries and wages rose slightly by 0.6% due to merit increases which were mostly offset by cost savings associated with the early retirement program completed in the fourth quarter of 2000. Employee benefits expense increased 14.1% primarily due to increases in pension, other retirement benefits, and hospitalization expense. Occupancy expense rose by 4.5% reflecting higher costs of utilities and building maintenance. Equipment expense increased 8.2% as Promistar continues to invest in the improvement of its technological capabilities. All other operating expenses increased 3.5% due mainly to increased advertising expense associated with the promotion of the "Promistar" brand and the settlement of a litigation proceeding. Promistar's efficiency ratio increased to 62.0% in the first half of 2001 compared to 56.7% in 2000 principally due to a lower level of net interest income in the current year. Promistar continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs.

Promistar's effective tax rate was 27.5% for the first half of 2001 compared to 29.5% for the same period of 2000. The decline in the effective rate was principally due to a higher mix of tax-exempt interest income relative to lower pre-tax income in 2001 compared to 2000.

Capital Adequacy

At June 30, 2001, Promistar continued to maintain capital levels designating the Corporation as "Well Capitalized". Promistar's capital ratios as of June 30, 2001 and December 31, 2000, and the required regulatory ratios representing the level needed to meet "Adequately Capitalized" status are presented in the table below.

                                                               Regulatory
                                          6-30-01   12-31-00   Requirement
                                          -------   --------   -----------
   Tier I Risk Based Ratio                 10.07%      9.84%      4.00%
   Total Capital Risk Based Ratio          11.19%     10.94%      8.00%
   Tier I Leverage Ratio                    7.42%      7.23%      4.00%


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

The face amounts of financial instruments with off-balance-sheet risk at June 30, 2001 were as follows:

                                               (In thousands)
     Loan commitments                             $183,339
     Standby letters of credit                      10,658

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

                                     ITEM 3
           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation's market risk during the three months ended June 30, 2001. For additional information, refer to pages 57 through 59 in the Annual Report of Promistar on Form 10-K as filed on March 30, 2001 for the fiscal year ended December 31, 2000 which is incorporated by reference.

                                     PART II
                                OTHER INFORMATION

                                     ITEM 4
               Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Promistar was held on Tuesday, May 8, 2001, at the Holiday Inn-Downtown Johnstown, 250 Market Street, Johnstown, Pennsylvania. The following directors were elected:

Name                        Votes For    Votes Withheld      Term Expires
----                        ----------   --------------      ------------
William B. Kania            10,502,612          162,668              2005
Robert G. Salathe, Jr.      10,291,997          373,283              2005
William R. Snoddy           10,487,513          177,767              2005
W.A. Thomas                 10,400,725          264,555              2005
Donato B. Zucco             10,503,888          161,392              2003

                                     ITEM 5
                                Other Information

The information contained in Footnote 7 under Promistar and Affiliates Notes to Consolidated Financial Statements included in Part I in this current filing on Form 10-Q is incorporated by reference in response to this item.

                                     ITEM 6
                        Exhibits and Reports on Form 8-K


     (a)  Exhibits
                                                    Prior Filing or Sequential
Exhibit No.   Description                                  Page Number
-----------   -----------                                  -----------

       2.1    Agreement and Plan of Merger, dated   Incorporated by reference to
              as of June 13, 2001, between F.N.B.   Exhibit 2.1 to Promistar
              Corporation and Promistar Financial   Financial Corporation's
              Corporation.                          Current Report on Form 8-K
                                                    filed on June 14, 2001

      10.1    Stock Option Agreement, dated as of   Incorporated by reference to
              June 13, 2001, between F.N.B.         Exhibit 10.1 to Promistar
              Corporation and Promistar Financial   Financial Corporation's
              Corporation.                          Current Report on Form 8-K
                                                    filed on June 14, 2001.

     (b)  Reports on Form 8-K

The Corporation filed a Current Report on Form 8-K under Items 5 and 7 on June 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PROMISTAR FINANCIAL CORPORATION
                                       (Registrant)


Date  August 14, 2001                  /s/ John H. Anderson
      ----------------------           ------------------------
                                       John H. Anderson,
                                       Chairman and Chief Executive Officer



Date  August 14, 2001                  /s/ Brian H. Lehman
      ----------------------           ------------------------
                                       Brian H. Lehman,
                                       Senior Vice President and
                                       Chief Financial Officer