Form 10-Q
period 2001-09-30
PROMISTAR FINANCIAL CORP
filed 2001-11-13
CIK 716459

                                   FORM 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.  20549

               [ X ]   Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2001
                                       or
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

                                (814) 532-3801
                            ----------------------
                         Registrant's Telephone Number

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X              No ________
                           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       17,270,551 shares of common stock
                               ($5.00 par value)
                             as of October 31, 2001

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                                   FORM 10-Q
                               September 30, 2001

Part I.  Financial Information                                      Page No.
------------------------------                                      --------

  Item 1.
  -------
       Consolidated Balance Sheet - September 30, 2001
       and December 31, 2000                                               3

       Consolidated Statement of Income
       Three and Nine Months Ended September 30, 2001 and 2000             4

       Consolidated Statement of Cash Flows
       Nine Months Ended September 30, 2001 and 2000                       5

       Consolidated Statement of Comprehensive Income
       Three and Nine Months Ended September 30, 2001 and 2000             6

       Notes to Consolidated Financial Statements                          7

  Item 2.
  -------
       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                11

  Item 3.
  -------
       Quantitative and Qualitative Disclosures about Market Risk         21

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

                                     ITEM 1
                                     ------
                              FINANCIAL STATEMENTS
                              --------------------
                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                 ----------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                  September 30   December 31
                                                                          2001          2000
 (In thousands, except shares and per share data)                   (Unaudited)
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $   72,994    $   60,410
Interest-bearing deposits with banks                                       629           115
Federal funds sold                                                      54,500        27,500

Securities available-for-sale                                          521,425       399,252
Securities held-to-maturity (market value
   of $1,999 at December 31, 2000)                                          --         2,000
                                                                    ----------    ----------
      Total securities                                                 521,425       401,252
                                                                    ----------    ----------

Loans                                                                1,672,427     1,526,230
   Less:  Unearned income                                                5,532         8,283
      Reserve for loan losses                                           19,302        16,751
                                                                    ----------    ----------
      Net loans                                                      1,647,593     1,501,196
                                                                    ----------    ----------

Premises and equipment                                                  28,544        26,244
Accrued interest receivable                                             15,287        13,941
Other assets                                                            62,877        39,680
                                                                    ----------    ----------
      Total assets                                                  $2,403,849    $2,070,338
                                                                    ==========    ==========
LIABILITIES
Deposits:
   Non-interest-bearing                                             $  275,760    $  243,785
   Interest-bearing                                                  1,566,855     1,422,019
                                                                    ----------    ----------
      Total deposits                                                 1,842,615     1,665,804
Federal funds purchased and securities
   sold under agreements to repurchase                                  45,368        37,064
Short-term borrowings                                                   33,086        33,334
Accrued interest payable                                                11,725         9,553
Other liabilities                                                       11,597         7,174
Long-term borrowings                                                   239,395       151,031
                                                                    ----------    ----------
      Total liabilities                                              2,183,786     1,903,960
                                                                    ----------    ----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value
   2,000,000 shares authorized                                              --            --
   None outstanding
Common stock, par value $5 per share,
   25,000,000 shares authorized,
   shares issued: 17,270,551 at September 30, 2001
   and 16,683,294 at December 31, 2000                                  86,353        83,416
   shares outstanding: 17,270,551 at September 30, 2001
   and 14,953,921 at December 31, 2000
Surplus                                                                 61,656        58,950
Retained earnings                                                       64,764        58,344
Treasury stock at cost, none at September 30, 2001
   and 1,729,373 at December 31, 2000                                       --       (34,012)
Accumulated other comprehensive income (loss)                            7,290          (320)
                                                                    ----------    ----------
      Total shareholders' equity                                       220,063       166,378
                                                                    ----------    ----------
      Total liabilities and shareholders equity                     $2,403,849    $2,070,338
                                                                    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                 ----------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)
                                  -----------
                (In thousands, except shares and per share data)
                 ----------------------------------------------

                                                          Three months ended            Nine months ended
                                                             September 30                  September 30
                                                          2001          2000          2001               2000
                                                      -----------   -----------   -----------        -----------
INTEREST INCOME
Loans, including fees                                 $    31,808   $    31,095   $    93,256        $    91,094
Investment securities:
   Taxable                                                  5,531         4,512        14,609             12,431
   Tax-exempt                                               1,546         1,294         4,187              3,872
Dividends                                                     267           574           987              1,668
Deposits with banks                                             8             6            15                 11
Federal funds sold                                            485           295           918              1,440
                                                      -----------   -----------   -----------        -----------
      Total interest income                                39,645        37,776       113,972            110,516
                                                      -----------   -----------   -----------        -----------

INTEREST EXPENSE
Deposits                                                   15,279        15,289        46,745             42,337
Federal funds purchased and securities
   sold under agreements to repurchase                        620           499         1,547              1,256
Short-term borrowings                                         363           357         1,296              1,796
Long-term borrowings                                        3,105         2,051         7,581              6,086
                                                      -----------   -----------   -----------        -----------
      Total interest expense                               19,367        18,196        57,169             51,475
                                                      -----------   -----------   -----------        -----------

NET INTEREST INCOME                                        20,278        19,580        56,803             59,041
Provision for loan losses                                     800         1,685         3,800              3,785
                                                      -----------   -----------   -----------        -----------
   Net interest income after
      provision for loan losses                            19,478        17,895        53,003             55,256
                                                      -----------   -----------   -----------        -----------

OTHER INCOME
Trust and investment management income                      1,209         1,054         3,505              3,314
Fees for other services                                     3,006         2,605         8,237              7,645
Net security gains (losses)                                    80            (1)        1,326                 71
Other income                                                  427           332         1,167              1,056
                                                      -----------   -----------   -----------        -----------
      Total other income                                    4,722         3,990        14,235             12,086
                                                      -----------   -----------   -----------        -----------

OTHER EXPENSES
Salaries and wages                                          6,698         6,104        18,677             18,017
Pension and other employee benefits                         1,212         1,117         3,827              3,409
Net occupancy expense                                       1,297         1,230         3,825              3,649
Equipment expense                                           1,462         1,506         4,496              4,311
Amortization of intangible assets                             564           491         1,533              1,475
Other taxes                                                   520           473         1,511              1,426
Other operating expense                                     4,339         3,082        11,300              9,764
                                                      -----------   -----------   -----------        -----------
      Total other expenses                                 16,092        14,003        45,169             42,051
                                                      -----------   -----------   -----------        -----------

INCOME BEFORE INCOME TAXES                                  8,108         7,882        22,069             25,291
Provision for income taxes                                  2,389         2,322         6,227              7,452
                                                      -----------   -----------   -----------        -----------
      NET INCOME                                      $     5,719   $     5,560   $    15,842        $    17,839
                                                      ===========   ===========   ===========        ===========

Earnings per common share-Basic and Diluted                  $.35          $.33         $1.03              $1.07
Weighted average common shares outstanding-Basic       16,139,482    16,683,294    15,353,503         16,683,294
Weighted average common shares outstanding-Diluted     16,173,929    16,683,294    15,367,632         16,683,294
Dividends paid per common share                              $.21          $.21          $.63               $.62

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
                                 --------------

                                                                     Nine months ended
                                                                       September 30
                                                                      2001       2000
                                                                   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  15,842   $ 17,839
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                                          3,800      3,785
    Provision for depreciation and amortization                        2,365      3,011
    Amortization of intangible assets                                  1,533      1,475
    Amortization of premium, net of accretion of
      discount on loans and securities                                  (342)      (195)
    Deferred income taxes                                                328       (414)
    Realized net securities gains                                     (1,326)       (71)
    Equity loss from limited partnerships                                116        111
    Proceeds from sale of loans                                       15,239     13,389
    Decrease (increase) in interest receivable                            22     (1,400)
    Increase in interest payable                                         449      2,101
    Other assets and liabilities, net                                 (9,184)    (4,910)
                                                                   ---------   --------
         Net cash provided by operating activities                    28,842     34,721
                                                                   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities                                    124,152      4,771
Repayments and maturities of securities available-for-sale           106,464     16,086
Repayments and maturities of securities held-to-maturity               2,000         --
Purchase of securities available-for-sale                           (280,926)   (58,525)
Net decrease (increase) in interest-bearing deposits with banks           94       (100)
Net decrease in federal funds sold                                    29,325     49,000
Net decrease (increase) in loans                                       1,292    (32,510)
Purchase of premises and equipment and other                          (1,663)    (1,575)
Increase in investment in limited partnerships                          (185)        --
Cash acquired from acquisition                                         7,586         --
                                                                   ---------   --------
         Net cash used in investing activities                       (11,861)   (22,853)
                                                                   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                  (72,110)    50,620
Net increase in federal funds purchased and
  securities sold under agreements to repurchase                       8,304     21,483
Net decrease in short-term borrowings                                 (1,726)   (75,150)
Common stock cash dividends paid                                      (9,422)   (10,343)
Proceeds from long-term borrowings                                    70,364        900
Payment on long-term borrowings                                           --        (10)
Exercise of stock options                                                193         --
Other                                                                     --         (6)
                                                                   ---------   --------
    Net cash used in financing activities                             (4,397)   (12,506)
                                                                   ---------   --------

Increase (decrease) in cash and cash equivalents                      12,584       (638)
Cash and cash equivalents at beginning of the year                    60,410     65,812
                                                                   ---------   --------
Cash and cash equivalents at end of period                         $  72,994   $ 65,174
                                                                   =========   ========

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
                                 --------------


                                                                       Three months ended              Nine months ended
                                                                          September 30                    September 30
                                                                          2001     2000                2001          2000
                                                                        -------   ------             -------       -------

   Net income                                                           $ 5,719   $5,560             $15,842       $17,839

   Other comprehensive income, net of tax:
   Unrealized holding gains on
     securities arising during period, net of tax of
     $4,016, $2,019, $4,562, and $2,203                                   7,458    3,749               8,472         4,090
   Less:  Reclassification adjustment for
     gains (losses) included in net income, net of tax of
     $28, $0, $464, and $25                                                  52       (1)                862            46
                                                                        -------   ------             -------       -------
   Other comprehensive income, net of tax of
     $3,988, $2,019, $4,098 and $2,178                                    7,406    3,750               7,610         4,044
                                                                        -------   ------             -------       -------
   Comprehensive income                                                 $13,125   $9,310             $23,452       $21,883
                                                                        =======   ======             =======       =======

     The accompanying notes are an integral part of the consolidated financial statements.

                 PROMISTAR FINANCIAL CORPORATION AND AFFILIATES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Unaudited)

1. In the opinion of management of Promistar Financial Corporation (Promistar or the Corporation), the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations of Promistar for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements of Promistar include the accounts of Promistar and its wholly owned affiliates, Promistar Bank, Promistar Trust Company, Bedford Associates, Inc., Promistar Community Development Corporation, Bedford Associates of Delaware, Inc., Flex Financial Consumer Discount, Promistar Investment Advisors, Inc., and Promistar Capital Advisors, Inc. Promistar Bank wholly owns Towne and Country Mortgage Company and owns a 51% interest in First Insurance Management, L.L.C. These statements should be read in conjunction with the financial statements and the notes thereto included in Promistar's annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the full year.

2. Tax provisions for interim financial statements are based on the estimated effective tax rates for the full fiscal year. The estimated effective tax rates may differ from the statutory tax rate due primarily to tax-exempt interest income.

3. Reserve for loan losses -- The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 totaled $2.0 million at September 30, 2001, compared to $2.3 million at December 31, 2000 and $5.5 million at September 30, 2000. The corresponding loan loss valuation allowance was $680,000 at September 30, 2001 compared to $350,000 at December 31, 2000 and $1.0 million at September 30, 2000. Promistar recognized $103,000 of interest revenue on impaired loans during both nine month periods ended September 30, 2001 and 2000. The interest revenue on such loans was recorded using the cash basis of income recognition in both years.

4. Earnings Per Share
   ------------------

  The following table shows the calculation of basic and diluted earnings per share.

                                                 Three months ended        Nine months ended
                                                    September 30             September 30
                                                 2001          2000         2001         2000
                                             -----------   -----------  -----------  -----------
       Basic Earnings Per Share:
         Net income (in thousands)           $     5,719   $     5,560  $    15,842  $    17,839
                                             ===========   ===========  ===========  ===========

         Weighted average number
           of common shares
           outstanding-Basic                  16,139,482    16,683,294   15,353,503   16,683,294

         Basic Earnings Per
           Share                             $       .35   $       .33  $      1.03  $      1.07
                                             ===========   ===========  ===========  ===========

       Diluted Earnings Per Share:
         Net Income (in thousands)           $     5,719   $     5,560  $    15,842  $    17,839
                                             ===========   ===========  ===========  ===========

         Weighted average number
           of common shares
           outstanding-Basic                  16,139,482    16,683,294   15,353,503   16,683,294

         Effect of dilutive
           stock options                          34,447           ---       14,129          ---
                                             -----------   -----------  -----------  -----------

         Weighted average number
           of common shares
           outstanding-Diluted                16,173,929    16,683,294   15,367,632   16,683,294
                                             ===========   ===========  ===========  ===========

         Diluted Earnings
           Per Share                         $       .35   $       .33  $      1.03  $      1.07
                                             ===========   ===========  ===========  ===========


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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and
   SFAS No. 142, "Goodwill and other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of this statement are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management expects the adoption of this standard will have some non-cash impact on the financial statements. Promistar's goodwill amortization was approximately $1.1 million for the first nine months of 2001.

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

7. Merger and Acquisition Activities
   ---------------------------------

   On August 14, 2001, Promistar completed a merger with FNH Corporation ("FNH") whereby FNH was merged into Promistar. In conjunction with the merger, FNH's subsidiary, First National Bank of Herminie ("First National"), was merged into Promistar Bank, with Promistar Bank as the surviving entity. First National wholly owned Towne and Country Mortgage Company and held a 51% interest in First Insurance Management, L.L.C. In connection with the merger, each share of FNH Common Stock was converted into 15.00 shares of Promistar Common Stock, resulting in the issuance of 2,306,430 shares of Promistar Common Stock. The value of the transaction was approximately $40 million based on an average market price of $17.27 per share of Promistar Common Stock. At the time of the merger, FNH had approximately $304 million in assets and operated 10 branch banking offices in Westmoreland County, Pennsylvania. In connection with the merger, $1.0 million of pre-tax merger costs ($736,000 after-tax) were incurred and charged to expense in the third quarter of 2001. These costs consisted principally of legal, accounting and other professional fees related to the merger. The merger has been accounted for as a purchase transaction. Goodwill and a core deposit intangible of $5.0 million and $7.5 million, respectively, were recorded in connection with the merger. Pro-forma results of the Corporation, assuming the merger had been completed at the beginning of each period presented, would not be materially different from the results reported.

   On June 14, 2001, Promistar and F.N.B. Corporation ("F.N.B.") announced the signing of a definitive agreement pursuant to which Promistar is expected to merge into F.N.B., with F.N.B. as the surviving company. F.N.B. is a $4.1 billion diversified financial services company headquartered in Naples, Florida which owns and operates traditional community banks, insurance agencies, a consumer finance company and a trust company with offices in Florida, Pennsylvania, Ohio and Tennessee. Under the terms of the definitive agreement, F.N.B. will exchange 0.926 shares of its common stock for each share of Promistar common stock. Based on F.N.B.'s September 30, 2001 closing price of $26.15 per share, each Promistar share would equate to a value of $24.21 per share. The transaction is valued at approximately $418 million. The Federal Reserve Board and the Office of the Comptroller of the Currency have approved the merger. During October 2001, the shareholders of F.N.B. and Promistar also voted to approve the merger. The transaction is expected to be completed during the first quarter of 2002 and is expected to be accounted for as a pooling of interests.

                                     ITEM 2
                                     ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


 The following is Management's Discussion and Analysis of the material changes in financial position between September 30, 2001 and December 31, 2000, and the material changes in results of operations comparing the three and nine month periods ending September 30, 2001 with the results for the comparable periods of 2000 for Promistar. The following should be read in conjunction with Promistar's Annual Report on Form 10-K for the year ended December 31, 2000.

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

 Recent Developments
 -------------------

 On August 14, 2001, Promistar completed a merger with FNH Corporation ("FNH") whereby FNH was merged into Promistar. In conjunction with the merger, FNH's subsidiary, First National Bank of Herminie ("First National"), was merged into Promistar Bank, with Promistar Bank as the surviving entity. First National wholly owned Towne and Country Mortgage Company and held a 51% interest in First Insurance Management, L.L.C. In connection with the merger, each share of FNH Common Stock was converted into 15.00 shares of Promistar Common Stock, resulting in the issuance of 2,306,430 shares of Promistar Common Stock. The value of the transaction was approximately $40 million based on an average market price of $17.27 per share of Promistar Common Stock. At the time of the merger, FNH had approximately $304 million in assets and operated 10 branch banking offices in Westmoreland County, Pennsylvania. In connection with the merger, approximately $1.0 million of pre-tax merger costs ($736,000 after-tax) were incurred and charged to expense in the third quarter of 2001. These costs consisted principally of legal, accounting and other professional fees related to the merger. The merger has been accounted for as a purchase transaction. Goodwill and a core deposit intangible of $5.0 million and $7.5 million, respectively, were recorded in connection with the merger.

 On June 14, 2001, Promistar and F.N.B. Corporation ("F.N.B.") announced the signing of a definitive agreement pursuant to which Promistar is expected to merge into F.N.B., with F.N.B. as the surviving company. F.N.B. is a $4.1 billion diversified financial services company headquartered in Naples, Florida which owns and operates traditional community banks, insurance agencies, a consumer finance company and a trust company with offices in Florida, Pennsylvania, Ohio and Tennessee. Under the terms of the definitive agreement, F.N.B. will exchange 0.926 shares of its common stock for each share of Promistar common stock. Based on F.N.B.'s September 30, 2001 closing price of $26.15 per share, each Promistar share would equate to a value of $24.21 per share. The transaction is valued at approximately $418 million. The Federal Reserve Board and the Office of the Comptroller of the Currency have approved the merger. During October 2001, the shareholders of F.N.B. and Promistar also voted to approve the merger. The transaction is expected to be completed during the first quarter of 2002 and is expected to be accounted for as a pooling of interests.

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

 Promistar earned $.40 per share in core earnings for the third quarter of 2001, a 21.2% increase over the $.33 per share earned during the third quarter of 2000. These results also reflect an increase of 8.1% in core earnings per share compared to the $.37 earned in the second quarter of 2001. Net income, on a core basis, was $6.5 million in the current quarter compared to $5.6 million earned in last year's third quarter. For the first nine months of 2001, core earnings of $1.08 per share were recorded compared to $1.07 per share earned in the same period of 2000. Core net income was $16.6 million and $17.8 million for the same periods, respectively. Fewer average common stock shares were outstanding during the nine months ended September 30, 2001 compared to the same period of 2000 due to Promistar's repurchase of 10.4% of its shares during the fourth quarter of 2000. Promistar's core earnings exclude approximately $1.0 million in pre-tax expenses ($736,000 after-tax) during the three and nine month periods ended September 30, 2001. These expenses were incurred during the third quarter of 2001 in connection with the acquisition of FNH. The FNH merger was completed on August 14, 2001 and accounted for as a purchase transaction. Including the nonrecurring charges related to FNH merger, Promistar earned $5.7 million or $.35 per share in the current quarter and $15.8 million or $1.03 per share in the nine month period ended September 30, 2001.

 Total assets were $2.40 billion at September 30, 2001 compared to $2.07 billion at December 31, 2000 and $2.07 billion at September 30, 2000. Total loans, net of unearned income, were $1.67 billion, $1.52 billion, and $1.53 billion with total deposits of $1.67 billion, $1.67 billion, and $1.53 billion for the same periods, respectively. At the time of the merger of Promistar and FNH on August 14, 2001, FNH had approximately $304 million in assets, $170 million in loans, and $249 million in deposits.

 On October 24, 2001, the Board of Directors declared a cash dividend of $.21 per share to shareholders of record on November 5, 2001, payable December 3, 2001. The market price for Promistar common stock increased 24.4% to $23.02 at September 30, 2001 compared to $18.50 at September 30, 2000. Promistar had 16,683,294 and 17,270,551 common stock shares outstanding at September 30, 2001 and September 30, 2000, respectively.

 Changes in Financial Position

 Total assets at September 30, 2001 were $2.40 billion compared to $2.07 billion at December 31, 2000 and September 30, 2000. The increase over both comparison periods was principally due to approximately $304 million in assets acquired from FNH. Average total assets for the quarter ended September 30, 2001 were $2.29 billion, representing an increase of 11.7% over the quarter ended September 30, 2000. Average total assets for the nine months ended September 30, 2001 were $2.15 billion, a 5.5% increase over the same period of 2000. The quarter and nine-month increases over both periods in 2000 were substantially due to higher security and loan levels in 2001.

 Total shareholders' equity was $220.1 million at September 30, 2001 compared to $166.4 million at year-end 2000 and $196.6 million at September 30, 2000. The increase of $53.7 million over year-end 2000 and the increase of $23.5 million compared to September 30, 2000 were primarily due to the shares issued in connection with the FNH merger. The increase over September 30, 2000 was partially offset by the $34.0 million in common stock repurchased by the Corporation in the fourth quarter of 2000. Also contributing to the higher equity level at September 30, 2001 were increases of $7.6 million over December 31, 2000 and $14.3 million over September 30, 2000 in accumulated other comprehensive income due to higher market values on securities available-for-sale.

 Total loans outstanding at September 30, 2001, net of unearned income, increased $148.9 million, or 9.8%, compared to year-end 2000 and rose $135.9 million, or 8.9% compared to September 30, 2000. The increase over both periods was substantially due to $170 million in loans acquired in the FNH merger. The increase was partially offset by a decline in residential mortgage loans. In the third quarter of 2001, average loans, net of unearned income were $1.59 billion, representing an increase of $83.0 million or 5.5% over the third quarter of 2000. Average loans, net of unearned income, for the nine months ended September 30, 2001 were $1.54 billion, a 3.0% increase over the same period of 2000. In the fourth quarter of 2000, Promistar Bank restructured its operations along two customer divisions (retail and commercial). Additionally, a renewed focus on data-based marketing techniques is allowing Promistar to deliver customized solutions to client needs through its full menu of product offerings. Despite the current slowdown in economic activity, a strategic focus on commercial lending has resulted in some loan growth in this area during 2001. In 2001, Promistar has aggressively targeted retail consumer home-equity loan growth which has historically carried a low degree of risk. Promistar has also been active in selling its recently originated longer-term residential mortgages. These loans tend to carry a higher degree of interest-rate risk which is associated with a longer-term instrument. The sale of these loans allows Promistar to mitigate its interest rate risk and garner fee income from the sale or servicing of these loans. Management believes the declining interest rate environment initiated by the Federal Reserve in January 2001 is serving as a stimulus for loan activity throughout this year despite the current softening of the economy.

 At September 30, 2001, Promistar's nonperforming assets declined $359,000, or 2.3%, and $266,000, or 1.7%, compared to year-end 2000 and September 30, 2000, respectively. The decline over both periods was substantially due to a lower level of nonaccrual loans which was offset partially by a higher level of repossessed automobiles. Promistar's restructured loans increased over both periods principally due to a higher level of restructured commercial real estate and commercial loans resulting from weaker economic conditions in 2001. At September 30, 2001 and year-end 2000, other real estate owned reflected $1.9 million related to the foreclosure of a commercial property in connection with one commercial mortgage loan which previously was on nonaccrual status at September 30, 2000. Promistar is currently pursuing the sale of this property. Promistar strives to maintain strong asset quality while managing internal and merger-related growth.

 Management's policy is to maintain an adequate loan loss reserve to cover inherent losses in the loan portfolio. The evaluation process to determine potential losses includes loan reviews, collateral adequacy assessments, an analysis of specific conditions of the borrower and an assessment of general economic conditions. The Promistar credit and collection functions continuously monitor and assess credit quality to minimize exposure to potential future credit losses. Promistar's recent acquisition of FNH added approximately $3.3 million to the reserve for loan losses. The reserve for loan losses as a percent of loans, net of unearned income, increased to 1.16% at September 30, 2001, compared to 1.10% at year-end 2000 and 1.06% at September 30, 2000. The reserve for loan losses was $19.3 million, $16.8 million and $16.3 million for the same periods, respectively. The following table provides information with respect to the components of Promistar's nonperforming assets and related ratios for the periods indicated.



                                             September 30   December 31   September 30
 (Dollars in thousands)                              2001          2000           2000
                                                  -------       -------        -------
    Loans 90 days or more past-due                $ 1,198       $   850        $   926
    Restructured loans                              1,245           210            211
    Nonaccrual loans                                8,659        11,081         13,194
                                                  -------       -------        -------
      Total nonperforming loans                    11,102        12,141         14,331

    Other real estate owned                         2,478         2,418            395
    Repossessed assets                              1,833         1,213            953
                                                  -------       -------        -------
      Total nonperforming assets                  $15,413       $15,772        $15,679
                                                  =======       =======        =======

    Nonperforming loans as a % of loans,
      net of unearned income                          .67%          .80%           .94%
    Reserve for loan losses to nonper-
      forming loans                                  1.7x          1.4x           1.1x
    Reserve for loan losses as a % loans,
      net of unearned income                         1.16%         1.10%          1.06%


 Total investment securities increased $102.2 million, or 29.9%, and $115.6 million, or 28.5%, compared to year-end 2000 and September 30, 2000, respectively. The increase over both periods resulted primarily from approximately $59 million in securities acquired in the FNH merger and a $50 million leverage transaction. During the second quarter of 2001, Promistar purchased a $50 million mortgage-backed security as part of a leverage transaction designed to enhance marginal net interest income while sacrificing some net interest spread differential. Promistar's securities are purchased to enhance the overall yield on earning assets and to contribute to the management of interest rate risk and liquidity. Loans generally provide higher yields than securities, and sound loan expansion remains one of Promistar's key growth strategies.

 Promistar's primary funding source is its deposits. Period-end total deposits at September 30, 2001 increased by $176.8 million, or 10.6%, and $196.9 million, or 12.0%, compared to year-end 2000 and September 30, 2000, respectively. The increase in deposits was primarily due to approximately $249 million in deposits acquired in the FNH merger. Excluding the acquired deposits, total deposits declined $72.1 million, or 4.3%, and $52.0 million, or 3.2%, compared to year-end 2000 and September 30, 2000, respectively. Most of the decline over both periods was due to a lower level of certificates of deposit. Promistar's recent deposit pricing strategies have been less aggressive relative to jumbo certificates as this product is not currently being targeted for growth. Increased marketing intelligence is a key area of strategic focus for Promistar in 2001 which is allowing the Corporation to capitalize on its knowledge of its customers through enhanced database and market research techniques with the ultimate goal of increasing profitability and market share growth through more focused solutions to its client base. Promistar's primary deposit gathering strategy emphasizes growth in non-interest-bearing demand deposits and other lower cost core deposits.

 At September 30, 2001, Promistar's short-term borrowings (consisting of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings) increased $8.1 and $15.8 million compared to year-end 2000 and September 30, 2000, respectively. During the fourth quarter of 2000, Promistar incurred $30.0 million in other short-term borrowings in conjunction with the repurchase of 1,729,373 share of its common stock. These borrowings have an initial term of 364 days. The weighted average interest rate on these borrowings during the first nine months of 2001 was 5.42%. During the second quarter of 2001, Promistar incurred $70.0 million in long-term borrowings provided by the Federal Home Loan Bank (FHLB), of which $50.0 million was used to match-fund a security purchase in a leverage transaction. The remaining $20.0 million borrowing was used for general funding purposes. The $50.0 million and $20.0 million borrowings are scheduled to mature in 2011 and 2003, respectively. Additionally, during 1999 and 1998, Promistar incurred $50.0 million and $100.0 million, respectively, in FHLB long-term borrowings. These borrowings are scheduled to mature in 10 years from the funding dates of the advances. In conjunction with the FNH merger, Promistar acquired $18.0 million in long-term borrowings which are scheduled to mature between 2003 and 2010. The weighted average interest rate paid on all of Promistar's FHLB long-term borrowings was 5.37% for the first nine months of 2001 and 5.39% for the same period of 2000. Promistar's funding strategy utilizes alternative nondeposit funding sources when deemed appropriate as a means to supplement internal deposit growth. Loans, net of unearned income, as a percentage of deposits, were 90.5%, 91.1%, and 93.0% at September 30, 2001, December 31, 2000, and
 September 30, 2000, respectively. Promistar strives to maintain the loan to deposit ratio under 100% so as not to become dependent on higher cost funding sources. Funding strategies are actively managed by Promistar's Asset/Liability Committee to ensure adequate liquidity and to control interest rate risk exposure while maximizing profitability.

 Results of Operations

 Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

 For the third quarter of 2001, Promistar earned core net income of $6.5 million, or $.40 per share, compared to $5.6 million, or $.33 per share, earned in the third quarter of 2000. The core net income and core earnings per share increases of 16.1% and 21.2%, respectively, resulted principally from higher levels of net interest income and fee revenue along with a lower provision for loan losses in the current quarter. Fewer average common stock shares were outstanding during the quarter ended September 30, 2001 compared to the same period of 2000 due to Promistar's repurchase of 10.4 percent of its shares during the fourth quarter of 2000. Promistar's core earnings exclude approximately $1.0 million in pre-tax expenses ($736,000 after-tax) during the three month period ended September 30, 2001. These expenses were incurred during the third quarter of 2001 in connection with the acquisition of FNH.
 The FNH merger was completed on August 14, 2001 and accounted for as a purchase transaction. Including the nonrecurring charges related to FNH merger, Promistar earned $5.7 million or $.35 per share in the current quarter.

 The core annualized return on average assets for the third quarters of 2001 and 2000 was 1.12% and 1.07%, respectively. The core annualized return on average shareholders' equity was 12.91% in 2001 and 11.42% in 2000. The core return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 16.12% and 13.69% for the third quarters of 2001 and 2000, respectively. The core returns in 2001 exclude the nonrecurring costs incurred in the FNH merger. Inclusive of these costs, the annualized returns on average assets, equity, and tangible shareholders' equity for the current quarter were .99%, 11.44%, and 14.43%, respectively.

 Net interest income improved 3.6% in the current quarter compared to the third quarter of 2000. Net interest income in the current quarter improved 10.4% over the second quarter of 2001. Average total earning assets increased to $2.16 billion in the third quarter of 2001 compared to $1.95 billion in 2000. Average earning assets yielded 7.50% in the third quarter of 2001 compared to 7.90% in the third quarter of 2000. Rates paid on average interest-bearing liabilities were 4.21% and 4.50% for the same periods, respectively. Promistar's net interest margin was 3.94% in the third quarter of 2001 compared to 4.19% in the same period in 2000. Promistar's third quarter 2001 margin, benefiting from lower funding costs, improved 1 basis point over the second quarter 2001 margin of 3.93%. This improvement occurred despite a lower margin inherent in the earning assets and interest-bearing liabilities initially acquired in the FNH merger. Some year-over-year margin compression also resulted from increased borrowing levels funding Promistar's repurchase of 10.4% of its common stock during the fourth quarter of 2000 and a $50 million security leverage transaction which occurred during the second quarter of 2001. Promistar has continued a disciplined loan and deposit strategy in the short-term with less dependence on spread-based income over the longer term.

 The provision for loan losses decreased $885,000 in the third quarter of 2001 compared to the same period in 2000 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $2.0 million in the third quarter of 2001 compared to $1.1 million in 2000. The increase in net charge-offs was primarily due to a higher lever of charged-off commercial and consumer loans in 2001. Net charge-offs represented .51% of average loans, net of unearned income, on an annualized basis for the third quarter of 2001 compared to .30% for the same quarter last year. Promistar's coverage ratio (reserve for loan losses to nonperforming loans) improved to 173% at September 30, 2001 compared to 113% at September 30, 2000.

 Total other income increased $732,000, or 18.3%, in the third quarter of 2001 compared to 2000. The higher level was primarily due to a year-over-year increase in fee-based income. Service fees increased $401,000 or 15.4% in the third quarter of 2001 compared to 2000 principally due to a increased loan insurance commissions. Trust and investment management income increased $155,000 or 14.7% from last year as Promistar Trust Company and Promistar Investment Advisors, Inc. continued positive growth trends with combined assets under management (at cost) of $794.0 million at September 30, 2001, a 9.7% increase over the level of a year ago. Net securities gains increased $81,000 in the third quarter of 2001 over 2000 while the other income component of total other income increased $95,000 or 28.6% in the third quarter due mainly to distributions of income received in connection with interests in Towne and Country Mortgage Company and a title insurance company.

 Total core other expenses, which exclude nonrecurring costs, increased $1.1 million, or 7.7%, in the third quarter of 2001 compared to 2000. Promistar's core expenses exclude approximately $1.0 million in pre-tax nonrecurring costs incurred during the third quarter of 2001 in connection with the FNH merger. Core salaries and benefits increased by 9.3% primarily due to an increase in employees from the FNH merger. Full time equivalent employees numbered 920 at September 30, 2001 compared to 853 at September 30, 2000. Core occupancy expense rose by 5.0% reflecting a larger bank branch network due to branches acquired in the FNH merger. Core equipment expense decreased 3.1% due to lower depreciation costs on equipment. All other core operating expenses rose 8.9% due primarily to increased costs in connection with bank-owned real estate and higher temporary staffing expenses. Promistar's core efficiency ratio was 57.9% in the third quarter of 2001 compared to 57.0% in 2000. Promistar continuously evaluates the efficiency of its operations to seek improved processes and delivery channels which will best serve its customers while reducing operating costs.

 Promistar's effective tax rate was 29.5% for the third quarters of 2001 and 2000.

 Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

 Consolidated core net income was $16.6 million, or $1.08 per share in the first nine months of 2001 compared to $17.8 million, or $1.07 per share earned in the same period of 2000. Promistar's core net income decline was mainly due to a higher level of non-interest expenses in 2001. A $2.1 million increase in fee-based income was offset by a $2.2 million decline in net interest income.
 Fewer average common stock shares were outstanding during the nine months ended September 30, 2001 compared to the same period of 2000 due to Promistar's repurchase of 10.4% of its shares during the fourth quarter of 2000. The share repurchase resulted in a higher level of interest expense in 2001 associated with additional borrowings incurred to fund the transaction. Promistar's core earnings exclude approximately $1.0 million in pre-tax expenses ($736,000 after-tax) during the nine month period ended September 30, 2001. These expenses were incurred during the third quarter of 2001 in connection with the acquisition of FNH. Including the nonrecurring charges related to FNH merger, Promistar earned $15.8 million or $1.03 per share in the nine month period ended September 30, 2001.

 For the first nine months of 2001, the core annualized return on average assets was 1.03% compared to 1.17% in 2000. The core annualized return on average shareholders' equity for the first nine months of 2001 and 2000 was 12.43% and 12.60%, respectively. The core return on average tangible shareholders' equity, which excludes intangible amortization expense from net income and intangibles from average shareholders' equity, was 15.27% for the first nine months of 2001 compared to 15.11% in 2000. The core returns in 2001 exclude the nonrecurring costs incurred in the FNH merger. Inclusive of these costs, the annualized returns on average assets, equity, and tangible shareholders' equity for the nine month period ended September 30, 2001 were .99%, 11.88%, and 14.64%, respectively.

 Net interest income decreased $2.2 million, or 3.8%, to $56.8 million in the first nine months of 2001 compared to the same period of 2000. The decrease was primarily due to a decline in the net interest margin of 31 basis points to 3.96% in the first nine months of 2001. The decline in the margin resulted principally from higher funding costs in 2001 which carried over from the rise in interest rates initiated by the Federal Reserve in the year 2000. Some margin compression also resulted from the stock repurchase in 2000 and the $50 million security leverage transaction which occurred during the most recent quarter. Additionally, the pricing characteristics of the earning assets and interest-bearing liabilities initially acquired in the FNH merger have had some negative impact on Promistar's margin. Specifically, the contraction of the net interest margin resulted from a decline of 9 basis points in the yield on earning assets to 7.72% and a rise of 16 basis points in the cost of funds to 4.46%. Total average earning assets increased $94.2 million or 4.9% to $2.03 billion, while average interest-bearing liabilities rose $119.6 million or 7.5% to $1.72 billion in the first nine months of 2001 compared to the same period of 2000. The increased cost of funds primarily resulted from both volume and rate increases in certificates of deposit balances. Management believes the net interest margin will improve throughout the remainder of 2001 as the Federal Reserve's recent monetary easing policy initiatives are taking effect. The margin is expected to benefit from the downward repricing lag of substantial amounts of interest-bearing deposits scheduled to mature or reprice in the fourth quarter of this year. Promistar continues to emphasize growth in non-interest-bearing demand deposits which contribute additional funds available for investment at no interest cost.

 The provision for loan losses increased slightly by $15,000 in the first nine months of 2001 compared to the same period in 2000 due to management's assessment of the provision necessary to maintain an adequate reserve based upon the current size and quality of the loan portfolio. Net charge-offs were approximately $4.6 million in 2001 compared to $3.2 million in 2000. The increase was essentially due to a higher level of commercial credit losses in the current year. Net charge-offs represented .40% of average loans, net of unearned income, on an annualized basis for the first nine months of 2001 compared to .28% for the same period of last year.

 Total other income increased $2.1 million, or 17.8%, in the first nine months of 2001 compared to 2000. The higher level was mainly due to a year-over-year increase in securities gains of $1.3 million. Promistar sold various debt securities during 2001 as part of a strategy to realize gains on securities likely to be called in the current declining interest rate environment. Proceeds from these sales were reinvested before additional anticipated rate reductions. Increased gains on the sale of equity securities were also realized in 2001 in response to favorable market pricing opportunities.
 Service fees increased $592,000 or 7.7% in the first nine months of 2001 compared to 2000 primarily resulting from higher levels of deposit account fees and loan insurance commissions. Trust and investment management income increased $191,000 or 5.8% reflecting continued expansion in assets under management. The other income component of total other income rose $111,000 or 10.5% in 2001 due mainly to increased revenue from the sale of retail investment products.

 Total core other expenses increased $2.1 million, or 5.0%, in the first nine months of 2001 compared to 2000. Promistar's core expenses exclude approximately $1.0 million in pre-tax nonrecurring costs incurred during the third quarter of 2001 in connection with the FNH merger. Core salaries and benefits rose by 4.9% due to merit increases and higher costs related to pension, other retirement benefits, and hospitalization. An increase in employees from the FNH merger also contributed to the higher core salaries and benefits costs in 2001. Core occupancy expense rose by

 4.7% reflecting higher costs of utilities, building maintenance, and a larger branch network due to the FNH merger. Core equipment expense increased 4.2% due to higher costs on leased equipment. All other core operating expenses increased 5.7% due mainly to the settlement of a litigation proceeding and increased costs related to bank-owned real estate and temporary staffing. Promistar's core efficiency ratio increased to 60.5% in the first nine months of 2001 compared to 56.8% in 2000 principally due to a lower level of net interest income and a higher level of expenses in the current year.

 Promistar's effective tax rate was 28.2% for the first nine months of 2001 compared to 29.5% for the same period of 2000. The decline in the effective rate was principally due to a higher mix of tax-exempt interest income relative to lower pre-tax income in 2001 compared to 2000.

 Capital Adequacy

 At September 30, 2001, Promistar continued to maintain capital levels which designated it as "Well Capitalized". Promistar's capital ratios as of September 30, 2001 and December 31, 2000, and the required regulatory ratios representing the level needed to meet "Adequately Capitalized" status are presented in the table below.


                                                               Regulatory
                                          9-30-01   12-31-00   Requirement
                                          -------   --------   -----------
        Tier I Risk Based Ratio            10.48%      9.84%       4.00%
        Total Capital Risk Based Ratio     11.56%     10.94%       8.00%
        Tier I Leverage Ratio               8.17%      7.23%       4.00%


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

 The face amounts of financial instruments with off-balance-sheet risk at September 30, 2001 were as follows:

                                                (In thousands)
              Loan commitments                     $204,338
              Standby letters of credit              11,712

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



                                     ITEM 3
                                     ------
           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

 There have been no material changes in the Corporation's market risk during the three months ended September 30, 2001. For additional information, refer to pages 57 through 59 in the Annual Report of Promistar on Form 10-K as filed on March 30, 2001 for the fiscal year ended December 31, 2000 which is incorporated by reference.

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

      None.

 (b)  Reports on Form 8-K
      -------------------

      The Corporation filed a Current Report on Form 8-K under Items 2 and 7 on August 14, 2001.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PROMISTAR FINANCIAL CORPORATION
                                 (Registrant)


Date   November 13, 2001                         /s/ John H. Anderson
       -----------------                         --------------------------------------------------
                                                 John H. Anderson,
                                                 Chairman and Chief Executive Officer



Date   November 13, 2001                          /s/ Brian H. Lehman
       -----------------                         --------------------------------------------------
                                                 Brian H. Lehman,
                                                 Senior Vice President and
                                                 Chief Financial Officer